Form 10QSB
period 1996-03-31
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1996-05-15
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended March 31, 1996

Commission file number  0-26598
 PaperClip Imaging Software, Inc.

Deleware                                 22-3137907
(State of incorp)                       (IRS ID #)

Three University Plaza
Hackensack, NJ  07601
(201)487-3503

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        YES [X]   NO [  ]
                                              AS OF MAY 9, 1996
COMMON STOCK, $.01 PAR VALUE                     3,843,544
REDEEMABLE CLASS A WARRANTS                      1,799,750

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31, 1996 AND MARCH 31, 1995

UNAUDITED
                                                  1996          1995
NET SALES                                        $488,030      $298,244


OPERATING EXPENSES:
Salaries and related benefits                     363,192       306,335
Research and development expenses                 633,225       308,953
Selling expenses                                  193,819       213,611
General and administrative expenses               245,066       246,258

     Total operating expenses                   1,435,302     1,075,157

     Loss from operations                        (947,272)     (776,913)


OTHER INCOME (EXPENSE):
Interest income                                    41,658           122
Interest expense                                   (1,672)       (3,090)
                                                   39,986        (2,968)

Net loss                                        ($907,286)    ($779,881)


LOSS PER COMMON SHARE                              ($0.25)       ($0.38)


WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                              3,625,467     2,032,597

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED BALANCE SHEETS -- MARCH 31, 1996 and DECEMBER 31, 1995

UNAUDITED
                                                Mar 31,       Dec 31,
                                                  1996          1995
ASSETS
CASH and CASH EQUIVALENTS                      $2,860,339    $3,661,009

ACCOUNTS RECEIVABLE (net of allowance for
doubtful accounts of $40,000 at March 31, 1996
and December 31, 1995)                            322,157       267,024

PREPAID EXPENSES AND OTHER CURRENT ASSETS          15,275         2,767

Total current assets                            3,197,771     3,930,800

EQUIPMENT, FURNITURE AND FIXTURES
Computer and office equipment                     586,182       549,569
Furniture and fixtures                            204,858       201,474
                                                  791,040       751,043
Less- Accumulated depreciation                   (299,004)     (263,352)
                                                  492,036       487,691

OTHER ASSETS                                       45,642        48,466

Total assets                                   $3,735,449    $4,466,957

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $508,454      $565,936

DEFERRED REVENUE                                   80,079        58,400

CURRENT PORTION OF CAPITALIZED LEASE               49,807         49,807


Total current liabilities                         638,340       674,143

CAPITAL LEASE, NET OF CURRENT PORTION              38,280        49,442

STOCKHOLDERS' EQUITY
Common stock, authorized 15,000,000 shares;
 $.01 par value:  issued and outstanding
 3,698,746 at Mar 31, 1996 and
 3,599,750 at Dec 31, 1995                         36,989        35,998
Additional paid-in capital                     15,975,291    15,753,539
Accumulated deficit                           (12,953,451)  (12,046,165)
                                                3,058,829     3,743,372


Total liabilities and stockholders' equity     $3,735,449    $4,466,957

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

UNAUDITED
                                                  1996          1995
OPERATING ACTIVITIES:
Net loss                                        ($907,286)    ($779,881)
Adjustments to reconcile net loss to net cash
used in operating activities-
  Depreciation                                     35,652        20,191
  Decrease (increase) in accounts receivable      (55,133)      (34,950)
  (Increase)  in prepaid expenses and other
    current assets                                (12,508)            0
  Decrease (increase) in other assets               2,824            49
  Increase (decrease) in accounts payable, acc    (35,803)        530230
    expenses and deferred revenue

Net cash used in operating activities            (972,254)     (264,361)

INVESTING ACTIVITIES -- Purchases of equipment,
furniture and fixtures, net of capital lease      (39,997)      (18,479)

FINANCING ACTIVITIES:
Proceeds from issuance of stock upon exercise
   of Bridge Warrants                             222,743             0
Proceeds from borrowings from stockholders              0        50,000
Proceeds from common stock subscriptions recei          0       100,000
Payments on capitalized leases                    (11,162)            0

Net cash provided by financing activities         211,581       150,000

Net (decrease) increase in cash                  (800,670)     (132,840)

CASH, beginning of year                         3,661,009       134,359

CASH, end of year                              $2,860,339        $1,519

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                      $1,672            $0

PAPERCLIP IMAGING SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                     31-Mar-96



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus and Form 10-KSB (for the year ended December 31,
1995) as filed with the Securities and Exchange Commission.



NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price.
As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25,have been treated as common stock equivalents at March 31, 1995. Accordingly, the number of such shares actually issued and issuable upon the exercise of such common stock warrants, reduced by the number of shares that could be repurchased from the proceeds, have been added to the number of shares of common stock outstanding for March 31, 1995. The unexercised Bridge Warrants have not been treated as common stock equivalents at March 31, 1996 as their inclusion would be antidilutive.

PAPERCLIP IMAGING SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of  Operations
Three Months Ended March 31, 1996 Compared with Three Months
Ended March 31, 1995

Net sales for the three months ended March 31, 1996 increased by 63.6% over the three months ended March 31, 1995 (from $298,244 to $488,030) due to greater acceptance of the new Windows Network and SQL Editions, a Maintenance Program which guaranteed updated versions to end users, the introduction of a COLD product (computer output to laser disk), the initiation of a Business Services Department, and sales from the recently acquired NOSS product line. None of such increase was a result of increases in prices.

Salaries and related benefits increased in such period by 18.6% (from $306,335 to $363,192) due to the addition of administrative personnel.

Research and development expenses increased by 105.0% (from
$308,953 to $633,225) due to increased internal staffing
(approximately $118,000) to complete Version 4.0 and initiate Version 5.0, computer software, supplies and support (approximately $39,000) for the increased staff and utilization of external consultants (NCC & DCL)
(approximately $167,000) to continue the development of Internet and Workflow Products.

Selling expenses decreased by 9.3% (from $213,611 to $193,818) primarily due to decreased royalties
(approximately $46,000) resulting from the Company's acquisition of the NOSS product line in the fourth quarter of 1995, decreased printed material expenditures
(approximately $41,000), increased professional fees
(approximately $46,000) and increased expenditures on exhibitions and seminars (approximately $32,000).

General and administrative expenses were relatively unchanged.

The net loss from operations for the three months ended
March 31, 1996 increased by 21.9% over the three months ended March 31, 1995 (from $776,913 to $947,272) primarily due to the increase in research and development expenses offset by the increase in sales.

Liquidity and Capital Resources

March 31, 1996 Compared with December 31, 1995

For the three months ended March 31, 1996 the Company incurred a net loss of $907,286. As of March 31, 1996, the Company had an accumulated deficit of $12,953,451. The Company continues to incur operating losses. The Company had positive working capital of $3,256,657 and $2,559,431 as of December 31, 1995 and March 31, 1996, respectively. For the three month period ended March 31, 1996 the Company received proceeds of approximately $222,743 from the exercise of approximately 98,996 Bridge Warrants for Common Stock.

PART II
OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

The Company has not filed any reports on Form 8-K for the three months ended March 31, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PAPERCLIP IMAGING SOFTWARE, INC.


BY   /s/ William Weiss
William Weiss, Chief Executive Officer and
Principal Financial Officer

DATE:  MAY 15, 1996