Form 10QSB/A
period 1996-03-31
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1996-07-09
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                            FORM 10-QSB/A

      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1996

Commission file number 0-26598

                    PAPERCLIP IMAGING SOFTWARE, INC.
        (Exact name of registrant as specified in its charter)

                              DELAWARE
                     (State of incorporation)

                             22-3137907
                      (IRS Employer ID number)

            THREE UNIVERSITY PLAZA
            HACKENSACK, NJ                           07601
        (Address of principal executive offices)  (Zip Code)
                          (201)487-3503
                   (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                              June 13, 1996
Common Stock, $.01 par value			     7,714,681
Redeemable Class A Warrants			     3,599,500

PART II - OTHER INFORMATION

Item # 6 Exhibits and Reports on Form 8-K

	A.	Exhibits
  		Exhibit 27.  Financial Data Schedule

	B.	Reports on Form 8-K
  		No reports have been filed on Form 8-K during this quarter.

             PaperClip Imaging Software, Inc.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 8, 1996       PaperClip Imaging Software, Inc.

                   William Weiss

                   William Weiss, CEO