Form 10QSB
period 1996-06-30
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1996-08-14
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
        			WASHINGTON, DC  20549

         			    FORM 10-QSB

	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
	      15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1996

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

		(Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                              July 31, 1996
Common Stock, $.01 par value                         7,721,346
Redeemable Class A Warrants                          3,599,500

PAPERCLIP IMAGING SOFTWARE, INC.
CONDENSED BALANCE SHEETS -- JUNE 30, 1996 and DECEMBER 31, 1995
UNAUDITED
                                                         								Jun 30,          Dec 31,
                                                          								 1996             1995
ASSETS
CASH and CASH EQUIVALENTS                                      $1,929,799         $3,661,009

ACCOUNTS RECEIVABLE (net of allowance
for doubtful accounts of $40,000 at June 30, 1996
and December 31, 1995)                                            374,050            267,024

PREPAID EXPENSES AND OTHER CURRENT ASSETS                          24,450              2,767

Total current assets                                            2,328,299          3,930,800

EQUIPMENT, FURNITURE AND FIXTURES
Computer and office equipment                                     653,772            549,569
Furniture and fixtures                                            204,858            201,474
		                                                        						  858,630            751,043
Less- Accumulated depreciation                                   (339,106)          (263,352)
                                                        								  519,524            487,691

OTHER ASSETS                                                       48,100             48,466

Total assets                                                   $2,895,923         $4,466,957

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            $602,317           $565,936

DEFERRED REVENUE                                                   81,326             58,400

CURRENT PORTION OF CAPITALIZED LEASE                               49,807             49,807


Total current liabilities                                         733,450            674,143

CAPITAL LEASE, NET OF CURRENT PORTION                              26,922             49,442

STOCKHOLDERS' EQUITY
Common stock, authorized 15,000,000 shares;
$.01 par value: issued and outstanding
7,721,346 at Jun30, 1996 and
7,199,500 at Dec 31, 1995                                          77,213             71,995
Additional paid-in capital                                     16,362,404         15,753,539
Accumulated deficit                                           (14,304,066)       (12,046,165)
Total stockholders equity                                       2,135,551          3,743,372


Total liabilities and stockholders' equity                     $2,895,923         $4,466,957

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

UNAUDITED



                             				  Three Months Ended      Six Months Ended
                     			       30 Jun 96    30 Jun 95   30 Jun 96   30 Jun 95
NET SALES                       $495,545     $316,011    $983,575    $614,255

OPERATING EXPENSES:
Salaries and related benefits    389,789      332,614     752,981     638,949
Research and development exp     830,828      348,541   1,464,053     657,494
Selling expenses                 402,771      355,783     596,590     569,394
General and admin exp            247,623      169,486     492,689     380,744
    Total operating expenses   1,871,011    1,206,424   3,306,313   2,246,581

     Loss from operations     (1,375,466)    (890,413) (2,322,738) (1,632,326)


OTHER INCOME (EXPENSE):
Interest income                   41,658       5,479      67,983       5,601
Interest expense                  (1,672)    (56,127)     (3,147)    (59,217)
Financing costs                        0    (182,150)          0    (217,150)
  Total other income(exp)         39,986    (232,798)     64,836    (270,766)

Net loss                      (1,335,480) (1,123,211) (2,257,902) (1,903,092)


LOSS PER COMMON SHARE             ($0.18)     ($0.28)     ($0.30)     ($0.47)


WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING             7,620,692   4,073,000   7,435,815   4,069,118

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

UNAUDITED
		                                                       						1996             1995
OPERATING ACTIVITIES:
Net loss                                                 ($2,257,902)     ($1,903,092)
Adjustments to reconcile net loss to net cash
used in operating activities-
  Depreciation                                                75,852           50,274
  Decrease (increase) in accounts receivable                (107,026)         (28,286)
  (Increase)  in prepaid expenses and other
    current assets                                           (21,683)        (128,800)
  Decrease (increase) in other assets                            366          (45,500)
  Increase (decrease) in accounts payable, accrue             59,307          201,626
    expenses and deferred revenue

Net cash used in operating activities                     (2,251,086)      (1,853,778)

INVESTING ACTIVITIES -- Purchases of equipment,
furniture and fixtures, net of capital lease                (107,587)        (252,402)

FINANCING ACTIVITIES:
Proceeds from borrowings from bridge notes payable                 0        2,365,000
Proceeds from issuance of stock in exchange
   for Bridge Warrants and cash                              616,456                0
Proceeds from issuance of stock in exchange
   for Stock Options and cash                                 33,624                0
Proceeds from borrowings on capitalized lease-net                  0          121,006
Payment of notes payable to stockholders                           0           (5,000)
Proceeds from common stock subscriptions receivab                  0          100,000
Payment of deferred financing costs                                0         (132,036)
Payments on capitalized leases                               (22,520)               0

Net cash provided by financing activities                    627,560        2,448,970

Net (decrease) increase in cash                           (1,713,113)         342,790

CASH, beginning of year                                    3,661,009          134,359

CASH, end of year                                         $1,929,896         $477,149

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                                 $3,147          $59,217

PAPERCLIP IMAGING SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1996



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



NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price.
As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25,have been treated as common stock equivalents at June 30, 1995. Accordingly, the number of such shares actually issued and issuable upon the exercise of such common stock warrants, reduced by the number of shares that could be repurchased from the proceeds, have been added to the number of shares of common stock outstanding for June 30, 1995. The unexercised Bridge Warrants have not been treated as common stock equivalents at June 30, 1996 as their inclusion would be antidilutive.

PAPERCLIP IMAGING SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of  Operations
Three and Six Months Ended June 30, 1996 Compared with Three and Six Months Ended June 30, 1995

Net sales for the three months ended June 30, 1996 increased by 56% over the three months ended June 30, 1995 (from $316,011 to $495,545) and net sales for the six months ended June 30, 1996 increased by 60% over the six months ended
June 30, 1995 (from $614,255 to $983,575) due to greater acceptance of the new Windows Network and SQL Editions, a Maintenance
Program which guaranteed updated versions to end users, the introduction of a COLD product (computer output to laser disk), the initiation of a Business Services Department, and sales from the recently acquired NOSS product line. None of such increase was a result of increases in prices.

Salaries and related benefits increased for the three months ended
June 30, 1996 over the three months ended June 30, 1995
by 17% (from $332,614 to $389,789) and by 18% (from $638,949 to $752,981)
for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to the addition of administrative personnel.

Research and development expenses increased for the three months ended
June 30, 1996 by 138% (from $348,541 to $830,828) compared to the three months ended June 30, 1995 and by 123% (from $657,494 to $1,464,053) for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to increased internal staffing to complete Version 4.0 and initiate development of Version 5.0of the Company's products, computer software, supplies and support for the increased staff and utilization of external consultants to continue the development of Internet and Workflow Products.

Selling expenses increased for the three months ended
June 30, 1996 compared to the three months ended June 30, 1995 by 13% (from $355,783 to $402,771) and by 5% (from $569,394 to $596,590)
for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to increased consulting fees and increased expenditures on exhibitions and seminars.

General and administrative expenses increased for the three months ended
June 30, 1996 by 46% (from $169,486 to $247,623) compared to the three months ended June 30, 1995 and by 29% (from $380,744 to $492,689) for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to increased professional fees and increased recruiting fees.

The net loss from operations for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased by 54% (from $890,413 to $1,370,962) and by 42% for the six months ended June 30, 1996 over the six months ended June 30, 1995 (from $1,632,326 to $2,318,234) primarily due to the increase in research and development expenses partially offset by theincrease in sales.

Liquidity and Capital Resources

June 30, 1996 Compared with December 31, 1995

For the six months ended June 30, 1996 the Company incurred a net loss of $2,257,902. As of June 30, 1996, the Company had an accumulated deficit of $14,304,066. The Company continues to incur operating losses. The Company had positive working capital of $3,256,657 and $1,637,581 as of December 31, 1995 and June 30, 1996, respectively. For the six month period ended June 30, 1996 the Company received proceeds of approximately $616,456 from the exercise of Bridge Warrants for Common Stock and $33,624 from the exercise of stock options for common stock.

The Company anticipates existing working capital will be sufficient to fund its operations at least through the end of the year. The Company is exploring a variety of options to raise additional capital, although there can be no assurance that the Company will be successful.

PART II
OTHER INFORMATION


Item 6.            Exhibits and Reports on  Form 8-K

		      (a)   Exhibits:
			    Exhibit 27 - Financial Data Schedule
		      (b)   Reports on Form 8-K


The Company has not filed any reports on Form 8-K for the three months ended June 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		PAPERCLIP IMAGING SOFTWARE, INC.



		BY   /s/ William Weiss


	William Weiss, Chief Executive Officer and
	Principal Financial Officer

Date:   August 14, 1996