Form 10QSB
period 1996-09-30
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1996-11-05
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549
                            FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended September 30, 1996

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

            (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                         October 31, 1996
Common Stock, $.01 par value                         7,722,188
Redeemable Class A Warrants                          3,599,500

PAPERCLIP IMAGING SOFTWARE, INC.
CONDENSED BALANCE SHEETS -- SEPTEMBER  30, 1996 and DECEMBER 31, 1995

                                                     UNAUDITED
                                                      	Sep 30,    	 Dec 31,
                                                         1996    	    1995
ASSETS
CASH and CASH EQUIVALENTS               	             $854,844	    $3,661,009

ACCOUNTS RECEIVABLE (net of allowance
for doubtful accounts of $33,840 at Sept 30,
1996 and $40,000 at December 31, 1995)            	    386,276      	 267,024

PREPAID EXPENSES AND OTHER CURRENT ASSETS             	 76,283     	    2,767

Total current assets                                	1,312,403     	3,930,800

EQUIPMENT, FURNITURE AND FIXTURES
Computer and office equipment                        	 670,874     	  549,569
Furniture and fixtures                             	   204,858      	 201,474
                                                   	   875,732    	   751,043
Less- Accumulated depreciation                      	 (380,498)     	(263,352)
                                                    	  495,234     	  487,691

OTHER ASSETS                                           	48,007  	      48,466

Total assets                                  	     $1,864,644 	   $4,466,957

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                	$966,222     	 $565,936

DEFERRED REVENUE                                       	70,120    	    58,400

CURRENT PORTION OF CAPITALIZED LEASE       	            49,807       	 49,807


Total current liabilities                           	1,086,149   	    674,143

CAPITAL LEASE, NET OF CURRENT PORTION                  	15,363     	   49,442

STOCKHOLDERS' EQUITY
Common stock, authorized 15,000,000 shares;
$.01 par value: issued and outstanding
7,722,188 at Sept 30, 1996 and
7,199,500 at Dec 31, 1995                      	        77,222     	   71,995
Additional paid-in capital                        	 16,362,395 	   15,753,539
Accumulated deficit                              	 (15,676,485)  	(12,046,165)
Total stockholders equity                         	    763,132     	3,743,372


Total liabilities and stockholders' equity    	     $1,864,644     	$4,466,957

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

UNAUDITED



                         		         Three Months Ended	    Nine Months Ended
                              	   	30 Sep 96  30 Sep 95 	30 Sep 96  	30 Sep 95
NET SALES                          	$490,037  	$443,541	  $1,474,847	 $1,057,796


OPERATING EXPENSES:
Salaries and related benefits	       422,580	   337,417	   1,175,561    	976,366

Research and development expenses 	  862,457   	281,971	   2,326,510   	 939,465
Selling expenses                     313,057   	170,760	     909,647	    740,154
General and administrative expenses 	280,661   	275,310	     773,350   	 656,054

     Total operating expenses     	1,878,755  	1,065,458	  5,185,068  	3,312,039
     Loss from operations     	   (1,388,718)  	(621,917) (3,710,221)	(2,254,243)


OTHER INCOME (EXPENSE):
Interest income                    	  16,339       1,905     	84,323      	7,506
Interest expense                    	 (1,275)   	(56,772)    	(4,424)  	(115,989)
Financing costs                           	0   	(738,800)         	0   	(955,950)
                                     	15,064   	(793,667)     79,899  (1,064,433)


Net loss                    	     (1,373,654) (1,415,584) (3,630,322) (3,318,676)


LOSS PER COMMON SHARE                	($0.18)    	($0.34)	    ($0.47)    	($0.81)


WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING               	 7,721,538  	4,190,376  	7,643,333	  4,109,982

PAPERCLIP IMAGING SOFTWARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

UNAUDITED
                                                   	  1996    	       1995
OPERATING ACTIVITIES:
Net loss                                           	 ($3,630,321) 	($3,318,676)
Adjustments to reconcile net loss to net cash
used in operating activities-
  Depreciation                                         	 116,352       	78,128
  Capitalization of discount on warrants                      	0      	645,000
 Decrease (increase) in accounts receivable       	     (118,992)  	  (116,640)
  (Increase)  in prepaid expenses and other
    current assets                                    	  (70,000)      	(5,000)
  Decrease (increase) in other assets                      	 241     	 (45,500)
  Increase (decrease) in accounts payable, accrue       	418,457     	 (58,543)
    expenses and deferred revenue

Net cash used in operating activities           	     (3,284,263)  	(2,821,231)

INVESTING ACTIVITIES -- Purchases of equipment,
furniture and fixtures, net of capital lease          	 (126,203)	    (288,634)

FINANCING ACTIVITIES:
Proceeds from borrowings from bridge notes payable            	0    	2,365,000
Payment ofbridge notes payable                                	0   	(1,396,477)
Proceeds from issuance of stock in exchange
   for Bridge Warrants and cash                         	616,456            	0
Proceeds from issuance of stock in exchange
   for Stock Options and cash                            	33,624            	0
Proceeds from issuance of stock in public offering            	0    	7,921,788
Proceeds from borrowings on capitalized lease-net             	0      	110,222
Payment of notes payable to stockholders                     	 0     	(155,000)
Proceeds from common stock subscriptions receivab         	    0 	     100,000
Payments on capitalized leases                          	(41,780)          	 0

Net cash provided by financing activities             	  608,300  	  8,945,533

Net (decrease) increase in cash                     	 (2,802,166)   	5,835,668

CASH, beginning of year                               	3,661,009     	 134,359

CASH, end of year                                      	$858,844    $5,970,027

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                            	$4,424     	 $18,854

PAPERCLIP IMAGING SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation
S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus and Form 10-KSB and Form 10-KSB/A (for the year ended December 31, 1995) as filed with the Securities and Exchange Commission.



NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting
Bulletin (SAB) of the Securities and Exchange Commission and reflect a 2 for 1 stock split effected in May, 1996 for all periods presented. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price.
As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25, would have been treated as common stock equivalents unless their inclusion would be antidilutive. The unexercised Bridge Warrants have not been treated as common stock equivalents at September 30, 1996 as their inclusion would be antidilutive. The sharedata contained in this Note does not take into account a 2 for 1 stock split effected as of May 1996.

PAPERCLIP IMAGING SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of  Operations
Three and Nine Months Ended September 30, 1996 Compared with Three and Nine Months Ended September 30, 1995

Net sales for the three months ended September 30, 1996 increased by 10.5% over the three months ended September 30, 1995 (from $443,541 to $490,037) and net sales for the nine months ended September 30, 1996 increased by 39.4% over the nine months ended September 30, 1996 (from $1,057,796 to $1,474,847 due to greater acceptance of the new Windows Network and SQL Editions, the introduction of "View Only" licenses, a Maintenance
Program which guaranteed updated versions to end users, the introduction of a COLD product (computer output to laser disk), the initiation of a Business Services Department, and sales from the recently acquired NOSS product line. Neither of such increases was a result of increases in prices.

Salaries and related benefits increased for the three months ended September 30, 1996 by 25% (from $337,417 to $422,580) and by 20% (from
$976,366 to $1,175,561) for the nine months ended September 30, 1996 due to the addition of administrative and sales personnel.

Research and development expenses increased for the three months ended September 30, 1996 by 206% (from $281,971 to $862,457) and by 148%
(from $939,465 to $2,326,510) for the nine months ended September 30, 1996 due to increased internal staffing to complete Version 4.0 and
4.1 of the document and imaging management products, continued development of Version 6.0, a Windows `95 32-bit document and imaging management product, increased purchases of computer software, supplies and support for the increased staff and utilization of external consultants to continue the development of WebClip (an Internet browser enhancement product) and development of an Internet Web server product to be used with the Company's Windows `95 32-bit document and imaging management products, and continued development of a Windows `95 32-bit Workflow product.

Selling expenses increased for the three months ended
September 30, 1996 compared to the three months ended September 30, 1995 by 83% (from $170,760 to $313,057) and by 23% (from $740,154 to
$909,647) for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to increased consulting fees, increased expenditures on exhibitions and seminars, and increased expenditures for advertising and public relations to support the launch of the Company's WebClip product.

General and administrative expenses increased for the three months ended September 30, 1996 by 2% (from $275,310 to $280,661) compared to the three months ended September 30, 1995 and by 18% (from $656,054 to $773,350) for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to increased professional fees and increased recruiting fees.

The net loss from operations for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 increased by 123% (from $621,917 to $1,388,718) and by 65% for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 (from $2,254,243 to $3,710,221) primarily due to the increase in research and development expenses partially offset by the increase in sales.


Liquidity and Capital Resources

September 30, 1996 Compared with December 31, 1995

For the nine months ended September 30, 1996 the Company incurred a net loss of $3,630,322. As of September 30, 1996, the Company had an accumulated deficit of $15,676,485. The
Company continues to incur operating losses. The Company had positive working capital of $3,256,657 and $235,254 as of December 31, 1995 and September 30, 1996, respectively. For the nine month period ended September 30, 1996 the Company received proceeds of approximately $616,456 from the exercise of Bridge Warrants for Common Stock and $33,624 from the exercise of stock options for common stock.

In connection with obligations owed by the Company to a software developer, during October 1996 the Company entered into an agreement which provides for the rescheduling of payments owed by the Company to the developer. The Company paid $150,000 upon signing such agreement and agreed to pay an additional amount aggregating approximately $200,000 (the "Remaining Amount") in three monthly installments commencing January 1, 1997. The Remaining Amount will be due and payable earlier if the Company receives net proceeds of at least $250,000 in a capital transaction, with the amount of the prepayment depending upon the proceeds raised. The Company pledged substantially all of its assets to secure the repayment of the Remaining Amount. Failure to raise the additional capital referred to below could result in a default under this agreement.

The Company anticipates that its existing working capital will be sufficient to fund its operations at least through the end of the year. The Company is currently exploring a variety of options to raise additional capital.

The Company has had discussions with a number of its shareholders who are in the process of selling a portion of their shares of the Company's common stock pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, as to their willingness to invest the proceeds of such sales in debt or equity securities of the Company. The Companybelieves that it may be able to raise between $500,000 and $700,000 over the next 60 days through investments by such shareholders. Even if the Company is successful in raising such capital, it will require additional capital to meet its anticipated needs over the next twelve months. The Company is exploring a number of options to raise such additional capital. There can be no assurance that the Company will be successful in raising all or any portion of the initial capital or the additional capital necessary to sustain its business over the next twelve months.

The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors incude, but are not limited to, market conditions, the willingness of certain existing shareholders or others to invest in the Company and the Company's business performance.

PART II
OTHER INFORMATION


Item 6.            Exhibits and Reports on  Form 8-K

                      (a)   Exhibits:

          Exhibit 10 - Reschedule Agreement dated October 21, 1996,
                       by and between the Company
                       and NCC Export Systems 1995 LTD.

          Exhibit 27 - Financial Data Schedule

                      (b)   Reports on Form 8-K


The Company has not filed any reports on Form 8-K for the three months ended September 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	PAPERCLIP IMAGING SOFTWARE, INC.



	BY   /s/ William Weiss


	William Weiss, Chief Executive Officer and
 Principal Financial Officer

Date:     November 4, 1996