Form 10KSB
period 1996-12-31
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1997-04-15
CIK 946112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                            -----------------


                            PaperClip Software, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              22-3137907
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization


Three University Plaza
Hackensack, New Jersey                                  07601
-------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

(201) 487-3503  (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (a) of the Act:


         Title of each class           Name of exchange on which registered
         None


Securities registered pursuant to Section 12 (g) of the Act:



Common Stock, Par Value $.01; Class A Purchase Warrants
-------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

As of March 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the OTC Bulletin Board closing bid price on March 31, 1997) was $1,980,052. As of March 31, 1997, there were 8,055,521 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


                                    GLOSSARY

API (APPLICATION PROGRAM INTERFACE) - A language and message format used by an application program to communicate with another program that provides services for it.

APPLICATION SOFTWARE - A category of software designed for specific functions to be used by end users, e.g., spreadsheets and word processing software.

CLIENT/SERVER ARCHITECTURE - An architecture of computer hardware and software configurations in which the APPLICATION SOFTWARE is designed to partition functionality between the server and the client in order to optimize performance.

COLD (COMPUTER OUTPUT TO LASER DISC) - Archiving large volumes of formatted print data streams directly to optical media. Instead of printing large paper reports or producing microfilm or microfiche, data is stored on optical disks.

DLL (DYNAMIC LINK LIBRARY) - A set of program routines that can be called at runtime as needed. A dynamic link is the communications mechanism that lets one program launch and execute another on the fly. It lets feature-laden software run in minimal amounts of memory by building functions as separate routines that are called into memory when required.

DOS (DISK OPERATING SYSTEM) - A category of software designed to be used to control and manage the internal operations of a computer.

EDITION - One of the SYSTEMS.

GRAPHICAL USER INTERFACE (GUI) - A feature of a software program that uses graphical or iconical labels and instructions to enable a user to interact with a computer in a manner which is more intuitive than with character - based interfaces.

GROUPWARE - A category of software that allows multiple users to work on a project simultaneously.

INTERNET - An open global network of interconnected commercial, education and governmental computer networks which utilize a common communications protocol, TCP/IP.

INTRANET -An organization's network of interconnected computers which utilize a common communications protocol, TCP/IP.

JUKEBOX STORAGE DEVICE - A mechanical device which allows for multiple optical disk platters or tapes to be managed and accessed by APPLICATION SOFTWARE.

LOCAL AREA NETWORK (LAN) - A network that is located in a small geographic area, such as an office, a building, a complex of buildings, or a campus, and whose communication technology provides a large communication capacity, low - cost medium to which many personal computers can be connected.

MASS DISTRIBUTOR - A seller of software and hardware products and components to VARs and retail outlets.

MICROCOMPUTER - A personal computer.

ODBC (OPEN DATABASE CONNECTIVITY) - A database programming interface from Microsoft that provides a common language for Windows applications to access databases.

OEM - Original equipment manufacturer of hardware or software products.

OPERATING SYSTEMS - A set of computer programs and software routines that control the execution of computer programs.

ROUTE - An electronic method of moving documents or information on a LAN.

SCAN - To convert text and pictures printed on paper to a digital format using a scanner.

SOFTWARE LICENSE - Rights granted to operate a computer program, subject to certain limitations and conditions, without conferring ownership rights.

SQL (Standard Query Language) - A database query language which is used to query and manipulate data in a relational database management system.

STORAGE MEDIA - The physical medium onto which the computer information is recorded. Storage Media can be hard disk, optical disk or tape.

SYSTEMS - The Company's line of software products for the Windows environments, consisting of Personal, Professional, Network and SQL (Enterprise) Editions.

TCP/IP (TRANSMISSION CONTROL PROTOCOL/INTERNET PROTOCOL) - A compilation of network- and transport-level protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

VAR (Value Added Reseller) - A computer hardware and/or software reseller that employs third party technology in conjunction with its own expertise and services in providing solutions to end users. WEB BROWSER - A program used to navigate and view documents on the Worldwide Web of the Internet.

WINDOWS, WINDOWS 95 and WINDOWS NT - A personal computer environment manufactured by Microsoft, emphasizing a GRAPHICAL USER INTERFACE.

WORKFLOW - A category of software that allows the user to define rules to automate and manage work processes in a business environment.

Introduction

         PaperClipSoftware, Inc. formerly known as PaperClip Imaging Software, Inc. (the "Company" or "PaperClip"), a Delaware corporation (which is the successor by merger, in March 1992, to the original company which had been incorporated in New Jersey in October 1991), is engaged in the development and distribution of computer software for document management and imaging systems.

Recent Developments

         The Company consummated its initial public offering in September of 1995, with a business plan to create an Internet suite of products and to move PaperClip's flagship document management and imaging product line into a Windows NT/95 32 bit platform. The Company spent approximately $3 million on the development of the above mentioned products. With the completion of WebClip, one of the scheduled Internet products, the Company launched an ambitious public relations and advertising campaign to create market awareness of the WebClip product. As of the date hereof, the Company has not realized the volume of sales that it had hoped to achieve with the WebClip product.

         In connection with obligations owed by the Company to a software developer, during October 1996 the Company entered into an agreement which provided for the rescheduling of payments owed by the Company to the developer. The Company paid $150,000 upon signing such agreement and agreed to pay an additional amount aggregating approximately $200,000 (the "Remaining Amount") in three monthly installments commencing January 1, 1997. On January 29, 1997 the Company paid the Remaining Amount from the proceeds of the Access Loan (as defined below).

         In December 1996, the Company borrowed an aggregate amount of $129,690.74 from nine of its stockholders. The loan was evidenced by Convertible Promissory Notes ("Notes") issued to each of the nine stockholders for their respective loan amounts. The Notes: (i) have a three (3) year maturity, (ii) have a 12% interest rate, and (iii) are convertible into common stock of the Company at a rate of $0.30 per share.

         Throughout 1996, the Company incurred losses and has been seeking sources of additional financing. In July 1996, the underwriter of the Company's initial public offering and principal market maker for its Common Stock, A.R. Baron & Co, Inc. ("A.R. Baron"), filed for bankruptcy. For the past several months, management has been engaged in discussions with a number of investment banks, corporate buyout firms and potential merger and joint venture partners regarding various financial and strategic alternatives for the Company. The Company has been unable to identify any additional source for a public or private financing.

         After evaluating several potential opportunities for a sale of the Company or its assets, the Company entered into a non-binding Letter of Intent dated January 2, 1997 (the "Letter of

Intent") with Access Solutions International, Inc. ("Access" or "Access Solutions"), providing for the parties to use their best efforts to negotiate a transaction involving the purchase by Access Solutions of substantially all of the assets of the Company and for Access Solutions to assume specified liabilities of the Company. The purchase price would be paid by delivery to the Company of approximately 1,544,000 shares of Access Solutions' common stock plus an equivalent number of Access Solutions' Class B Warrants. The shares and warrants of Access to be received in the transaction would be subject to a lock up which will limit sales prior to October 1998. Pursuant to the Letter of Intent, Access Solutions provided a one year bridge loan, of $300,000 (the "Access Loan"), at an interest rate of 12% per annum, to the Company for use as operating capital. In consideration of such loan, the Company issued a convertible note to Access Solutions, convertible into common stock of the Company at a conversion price of twenty-five cents ($0.25) per share. The parties are negotiating a definitive purchase agreement (the "Definitive Agreement with Access") with respect to the asset sale transaction, and if the final details can be agreed upon, the transaction is expected to close on or about July 15, 1997. The companies have begun working together in developing a joint business plan and integrating their sales/marketing and product development areas. It is anticipated that the parties will enter into a Management Agreement simultaneously with the execution of the Definitive Agreement with Access, pursuant to which Access Solutions will assume the management and control of the day-to-day operations of the Company. Pursuant to the Management Agreement, if executed, Access will advance funds to PaperClip, in accordance with an agreed upon budget, pending the closing. It is currently anticipated that, following the closing of the Definitive Agreement with Access, the Company will dissolve and distribute the Access shares and warrants to its shareholders, after making provisions for its liabilities, if any, and subject to a holdback for the benefit of warrant holders. There can be no assurance that the Company will be successful in completing the above-described sale of assets to Access Solutions. The Company has not identified any alternative sources of liquidity and has no commitment with regard to obtaining any further funds which would be required to sustain the Company's operations if the agreement with Access is not signed or cannot be closed.

         On March 11, 1997, the Company was informed by Nasdaq that its securities have been deleted from The Nasdaq SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by Nasdaq. The Company's securities are now quoted on the OTC Bulletin Board.

About the Company

         The Company's systems allow users of personal computers and personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document, or manually searching for documents.

         PaperClip has developed and markets a line of software consisting of Personal (which is no longer distributed) , Professional, Network and SQL (Enterprise) Editions (the "Systems"). In late 1991, the Company completed and commenced marketing its first system, a five-user DOS Network System. Thereafter, the Company completed the Windows Personal Edition in February 1993, followed by the Windows Network Edition, which was completed in October 1993, the Windows SQL (Enterprise) Edition, which was completed in October 1994, and the Windows Professional Edition, which was completed in January 1995. In 1996, the Company developed its Workflow module which allows the automation of work processes associated with PaperClip documents, folders, pages and batches as well as interaction with external data. The Company also completed two upgrades to its Windows Network Edition and is currently marketing Version 4.1 of the Windows Network Edition. The Company enhanced its SQL (Enterprise Edition) by completing its certification with Microsoft and Oracle SQL Database Servers. The Company also markets PaperClip COLD, which captures batch file information before it goes to paper and allows expeditious access, retrieval, full text searching and printing of COLD documents.

         The Company is currently engaged in the Alpha (initial) testing of PaperClip 32, a Windows 95/NT version of the PaperClip Windows Network Edition. The PaperClip 32 Edition utilizes many of the enhancements that Microsoft has built into its Windows 95 operating system. In October 1996, due to its lack of operating funds, the Company suspended its development of the PaperClip Workflow 32 bit Edition for Windows 95/NT, which is an add-on to PaperClip 32 that would allow the automation of work processes associated with PaperClip documents, folders, pages and batches, as well as interaction with external data. Although a completed version of Workflow 32 was developed for the Company by DCL, it has never been fully tested by the Company. Although no determination has yet been made, it is anticipated that testing will begin upon the execution of the Definitive Agreement with Access.

         The Company has completed WebClip(TM) an Internet-related product which is a Web Browser add-on, designed to work with popular Windows 95 Web Browsers from Netscape and Microsoft. WebClip allows users to organize Web contents of interest in a hierarchical storage system using the Microsoft Windows 95 Explorer interface. It also provides intelligent storage and the ability to refresh locally stored Web pages and embedded objects (graphics, sound, etc.) and any other objects downloaded from Web sites, while optimizing on-line retrieval and down-load time. The Company began marketing WebClip in August 1996. Despite an ambitious public relations and advertising campaign, the Company has not realized the volume of sales it had hoped to achieve with the WebClip product. A more enhanced version called WebClip Summarizer was entering final development at year-end. The WebClip Summarizer enhances WebClip by adding automatic abstracting and keywording to Web content.

         The Company has completed development of, but has not yet tested, its WebServer, which (like Workflow 32) is an add-on to the PaperClip 32 bit Systems. Due to its lack of operating funds, in October 1996, the Company suspended its plans to test WebServer. This new product has been designed to provide full security for documents stored on a PaperClip System, to enable users to make the documents available to anyone with a Web Browser and to make accessible the user's document repository to both Internet and Intranet users. Although no determination has yet been made, it is anticipated that testing will begin upon the execution of the Definitive Agreement with Access.

         In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line, which PaperClip had previously incorporated into the Systems pursuant to a license agreement. The Company is now also offering NOSS separately.

         The Company markets the Systems and associated products domestically
(i) through mass distributors, including Tech Data Corporation and Law Cypress Distributing Company, who sell to a value added reseller ("VAR") channel that currently consists of approximately 150 resellers and (ii) through such VARs. The Company markets its products internationally through approximately 25 VARs and through distributors.

INDUSTRY BACKGROUND

         Many businesses must manage and process large amounts of information in their day to day activities. Traditional data processing systems have automated the creation and processing of data and text, but they do not provide a means for storing and retrieving documents that must be retained in their original form and used in conjunction with the data.

         The greatest difficulty in dealing with paper documents is filing, storing and retrieving them conveniently and cost-effectively. In the course of performing these tasks manually, critical documents can be inadvertently misfiled, physically damaged, or lost. Manual handling is inefficient because documents can only be used by one person at a time and are also inaccessible during the time required to transport them within the organization. Moreover, significant time and resources are often spent storing and locating documents in large filing systems.

         The procedural steps involved in processing incoming documents may include sorting documents as they are received, indexing them for future reference, routing them from one employee to the next, entering information from these documents into computer systems, collecting different documents for appropriate action, creating letters and forms of response and queuing documents for subsequent filing. In order to improve the efficiency of the flow of documents, manage information, and improve office productivity and response times, many companies may seek to automate their paper and electronic document management procedures.

         Technological developments in recent years have made possible the low cost capture, storage, retrieval and processing of paper documents as digitized images. In particular, the application of optical disk technology, which permits digitized document images to be stored with densities many times greater than magnetic storage media, has enabled the development of cost effective computer systems for document management.

         The Systems have been designed to provide users of personal computers and computer networks the ability to file, retrieve and process large volumes of documents quickly, efficiently and at a low cost. The enhancements developed for the Systems have been designed to allow users to quickly implement workflow technology in their existing environments without the need for costly programming. The Company's Internet products should give users the added flexibility of accessing and managing stored documents via the Internet.

THE PRODUCTS

         The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services.

         The Company is working on the development of Windows 95/NT versions of the Systems and on the development of its WebClip Internet product and further enhancements of, and additions to, its existing products. The Company's ability to continue to compete will be dependent upon its ability to execute the Definitive Agreement with Access or to obtain alternative sources of funding. Even if funding is secured, there can be no assurance that the products and enhancements currently being tested, developed or explored by PaperClip will be completed or introduced within the anticipated timeframes, that they will perform as anticipated, achieve market acceptance or result in revenue to the Company. The inability to further enhance successfully its existing products or to develop new products may have a material adverse effect on the Company's operations and profitability.

The Systems

         The Systems allow users of personal computers and personal computer networks to scan, file, retrieve, display, print and route documents and other software objects ("Documents"), such as word processing files, spreadsheets and electronic mail. The Systems can be integrated with many personal computer applications with little or no programming and can file and retrieve Documents without the time consuming step of manually labeling or indexing each Document. The Systems range from single user, stand-alone products to enterprise-wide document management solutions.

         Electronic "file folders" of Documents can be accessed at any time by the user with only one key stroke combination. Minimal training is required. Moreover, all Documents previously attached to an electronic file folder are accessible as soon as each of the Systems is activated. If a Document is not so attached, it can be located by searching a Document list or by entering exact or partial identifying information into the folder's index fields. Multiple Documents can be viewed simultaneously in any of the Systems.

         Images displayed through any of the Systems are facsimiles of the Documents that have been scanned, and the Systems allow Documents to be scrolled through (i.e., moved on a display screen to search for a particular line or section), enlarged, reduced, and rotated. The Systems also allow stored Documents to be reproduced through a locally connected laser printer, or through shared laser print servers on a network.

         The Company is offering the Systems only in Windows Editions. The Company introduced the 4.1 Editions of the Systems in 1996, and expects to introduce PaperClip 32 Editions in the third quarter of 1997. The 4.2 Editions, which were designed for a 16-bit platform and were scheduled to be introduced during the second quarter of 1997, have been cancelled by the Company because of its strategy to focus on products such as PaperClip 32, which are designed for 32-bit platforms using Windows 95/NT.

         Personal Edition

         During 1996, the Company ceased selling the Personal Edition since the market for this product has not grown as the Company had expected.

         Professional Edition

         The Professional Edition allows users to create "folders" of Documents and attach or "clip" them to their existing application software. The additional features available include the ability to scan, index, retrieve,) display, print, fax, import and export Documents. Storage of Documents is on multiple forms of media, and, in addition, enables the user to store Documents on a large variety of optical disk and "jukebox" (see "Glossary") storage devices. This allows the storage of thousands of Documents while maintaining a high level of performance. The user also has the ability to convert scanned Documents by optical character recognition to a variety of word processing formats, and to store such Documents. The DocumentLink(TM) feature allows the user to find both the folder and the scanned image of such a Document from within a word processing program.

         Network Edition

         The Network Edition provides users with all of the features of the Professional Edition, and allows users to perform all of the functions at the same time, as well as to route Documents and folders to other users on the network. It also supports a shared network fax capability, allowing the user to send faxes from, and store faxes in, folders.

         SQL Edition

         The SQL Edition provides all the features of the Network Edition and provides for Wide Area Network operation using a client/server architecture. The significant differences provided to users by the SQL Edition are the increased integrity of the database (i.e., if there is a hardware or software failure which corrupts the database, this Edition will facilitate the recovery of such records as they existed prior to their corruption) and the improved performance in networks with more than 20 users. To operate the SQL Edition, the user is required to obtain a license, which is readily available from various third parties, for the desired SQL server. The SQL Edition is suited to large departmental and enterprise installations because of its inherent security, transaction logging capability and database integrity. The Company presently offers its SQL Edition to work in conjunction with SQL Servers from Microsoft, Oracle and Centura.

The COLD Product

         PaperClip COLD captures formatted print data streams. Once the data is captured by the PaperClip COLD Extract Engine, it is automatically imported into the user's PaperClip System and made available to the users through a familiar interface. Users can access folders containing COLD data by simply pressing a designated key from the applications that they choose. They can also access folders of diverse information through PaperClip's intuitive file cabinet/folder interface. PaperClip COLD can print to any standard Windows printers or fax and can display documents on conventional 80-column monitors in 132 column format. To further facilitate the retrieval and review of COLD documents, PaperClip COLD supports full text searching of COLD documents and forms overlay, and can add colored lines to the display to simulate green bar paper viewing.

The NOSS Product Line

         NOSS is the subsystem for optical storage and jukebox management. When combined with the Network and SQL Editions, it provides a powerful system that manages a range of mass storage devices.

         The acquisition of the NOSS product line (a portion of which is subject to an exclusive, royalty free, perpetual license from Cheyenne) allows PaperClip to fully take advantage of NOSS's high-end functionality to further develop powerful document imaging solutions for client/server network environments. PaperClip is also making NOSS available as a separate product for VARs, integrators, and distributors to develop applications based on network optical storage.

PaperClip WorkFlow

         PaperClip WorkFlow is an automated rule based workflow module that allows the automation of work processes associated with PaperClip documents, folders, pages and batches, as well as interaction with external data. Workflow is an add-on to the Company's SQL Edition. PaperClip WorkFlow was developed for PaperClip by DCL International, Ltd., a company located in the State of Israel ("DCL"). Using an object oriented graphical interface, expressions, rules and associated processes can be easily defined and maintained using a drag and drop interface, without programming. The graphical process map is automatically created by PaperClip

WorkFlow, without the need to draw flow-charts. It allows those personnel closest to the work process to define the rules for their stage of the process. Consistent with the Company's intuitive document and image management software, users can quickly implement workflow solutions without the need for costly programming.

Internet Product Line  - WebClip

         The Company also completed WebClip, which is an Internet-related product. WebClip is a Web Browser add-on designed to work with popular Windows 95 Web Browsers from Netscape and Microsoft. WebClip allows users to organize Web contents of interest in a hierarchical storage system using the Microsoft Windows '95 Explorer interface. It provides intelligent storage and the ability to refresh locally stored Web pages and embedded objects (graphics, sound, etc.) and any other objects downloaded from Web sites, while optimizing on-line retrieval and down-load time. The Company began marketing WebClip in August 1996. The WebClip product, despite a strong public relations and advertising effort by the Company, has not realized the volume of sales that the Company had hoped that it would.

Products Under Development

         PaperClip 32

         The Company is engaged in Alpha testing the PaperClip 32 Edition and expects to Beta test it (have its VARS test the product) in the second quarter of 1997. While management believes that the PaperClip 32 Edition will work properly, there can be no assurance that they will function effectively in the hands of end-users. The Company is currently engaged in testing of PaperClip 32.

         Internet Product Line - WebServer

         The Company has completed development of, but has not yet tested, its WebServer(TM), which is an add-on to the PaperClip 32 Systems. The new product is being designed to provide full security for documents stored on a PaperClip System, to enable users to make the documents available to anyone with a Web Browser and to make available the user's PaperClip document repository to both Internet and Intranet users. The Company has anticipated that the introduction of the WebServer would coincide with a second release of its Windows 95 products, but, because of the Company's lack of operating funds, testing of WebServer was suspended. There can be no assurance it will be resumed.

MARKETING

Objectives, Internal Sales Force and Risks

         Management's marketing objectives for the Systems have been, and, subject to availability of funds, will continue to be to: (i) develop strategic relationships with prominent computer hardware and software organizations; (ii) introduce the Systems to customers through value added resellers ("VARs"), original equipment manufacturers ("OEMs"), distributors and other distribution networks; (iii) create brand name recognition of its products by advertising in appropriate trade magazines and publications, and by attending and participating in exhibitions, shows and seminars, engaging in public relations campaigns, and conducting its own seminars and direct mail campaigns; and (iv) support the sales efforts of its resellers through sales tools and training.

         Marketing assistance, training and technical support of VARs is a critical component of the Company's efforts with respect to its Network and SQL Editions. Consequently, the Company is expending approximately $25,000 per month to maintain a group of seven (7) marketing, training, and technical support employees dedicated to providing on-going communication with, and support to, its VARs. Marketing assistance includes hot line access, mailings of product and technical updates, joint cooperative marketing, site visits and seminars.

         In June 1996, the Company hired David Valentino, as Vice President of Sales and Marketing.

         The Company has a field sales force of four (4) persons.

         While management will attempt to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.

Distribution; Retail Sales and Licensing

         The Company also utilizes distribution agreements, sales through retail stores (and various Websites), and licensing agreements in order to market its products.

         The Company is party to several distribution agreements for its products, most of which are terminable on 60 days' notice. The cancellation of certain of these agreements could have a material adverse effect on the Company.

         The Company is selling its WebClip Product through retail stores such as Software City,

Micro Center, Media Play, Nebraska Furniture Mart and J&R World, through its own Website and through the Websites of other companies, for which it receives a portion of the sales revenue. Other companies' Websites where WebClip is being sold are Saturn Solutions, Inc., Maagnum Showcase LLC, Westgroup Management Resources, IDT Internet Services ("IDT") and International Software Network Inc.

         The Company has also entered into licensing agreements with various licensees who will bundle WebClip as part of their products, and which will pay to the Company its proportional share of the revenue derived from such bundled products.

Strategic Alliances; OEM and Third Party Relationships

         Management believes that strategic alliances with OEMs and other third party relationships can provide three important benefits to the Company: (i) a revenue stream through sales of bundled products; (ii) a means to seed the market; and (iii) a means to broaden PaperClip's name recognition. During 1996 the Company was unable to expand on its non-contractual joint marketing relationships that it had with a number of hardware and software manufacturers. At the present time management is not pursuing opportunities in this area.

         On June 1, 1995, the Company entered into a six month agreement with Fujitsu Europe Limited ("Fujitsu UK"). Commencing in February 1996, Fujitsu UK began bundling the Personal Edition with Fujitsu UK's MO City/DynaMo external 3.5" Magneto Optical Disc Drive product line. The Company will be paid (pound)15 (approximately $24) for each bundled product. During 1996 the Company realized $20,000 from this agreement. To reach all of Fujitsu UK's market, the Personal Edition would have had to be translated into German, French and certain other languages, a task which management believes can be accomplished as needed. Thus far no translations have been required in connection with this Agreement.

Value Added Reseller Network

         To date, the most significant portion of the Company's sales have been made through VARs. The Company currently has approximately 175 VARs, of which approximately 150 VARs are in the United States and approximately 25 are abroad.

Business Services

         In the fourth quarter of 1995, the Company launched its Business Services Department. The Business Services Department sells directly to major accounts that want to work on a direct basis with the Company. It also offers users of its products and VARs, post-contract support, consulting services and assistance in the form of training, product education and technical support, when requested. The Business Services Department currently consists of two (2) employees.

CUSTOMERS AND SALES

         The Company had net sales of $1,059,924 in 1994, $1,489,139 in 1995 and $1,968,750 for 1996. Law Cypress accounted for 15% of the Company's sales in 1996. The Company had no other customers in 1996 who accounted for more than 10% of its sales. Four (4) major customers (of which two (2) are VARs and two
(2) are distributors) accounted for 56% of sales collectively, and sales to two
(2) major customers accounted for 39%, of the Company's sales in 1995 and 1994, respectively.

         During 1996 the Business Services Department generated important sales and business opportunities for the Company.

CUSTOMER SUPPORT AND SERVICE; WARRANTIES

         The Company presently provides telephone support to its VARs. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Network, SQL and Professional Editions, which are provided by telephone support directly from the Company's technical support center.

         Beginning in 1997, the Company started to limit offering the maintenance for its 16 bit product. The Company reduced offering this maintenance program because it does not want customers who upgrade from the 16 bit product to the 32 bit product to be covered under the maintenance program (which does not include the 32 bit product).

         The Company warrants all its products to end users for 90 days. Warranties cover only replacement (or refunding of purchase price) for either damaged condition or failure to conform to specifications. WebClip requires some limited telephone support and services to its customers.
 All other products require more extensive telephone support.

PRODUCT DEVELOPMENT

         To date, all of the Systems have been developed by the Company's staff, which continues to be engaged in the planning, development and testing of new products and product enhancements. The PaperClip WorkFlow module was developed by DCL, a company operating in the State of Israel. The Company's Internet products were developed by NCC Export Systems, Ltd., another Israeli company.

         PaperClip expended approximately $1,621,800 and $3,066,400 on research and development in 1995 and 1996, respectively. For a discussion of the products under development, see "- The Products - Products Under Development."

         Existing and future competing products that may be offered at lower prices, or that may have superior technological and performance characteristics, could adversely affect sales of the

Systems and/or other products offered by the Company. Management expects that growing demand for efficient and cost-effective solutions for document management and imaging will continue to drive the developments of new technologies that may be more sophisticated than the Company's products and that the Company's ability to continue to compete depends upon its ability to continue to enhance successfully its existing products and to develop new products that meet the changing needs of end users. However, unless the Company has sources of financing available to it (which it currently does not), these objectives cannot be met. The ability to enhance successfully its existing products or to develop new products may have a material adverse effect on the Company's operations and profitability.

PRODUCTION

         The Company has produced a set of master diskettes and documentation for each System and duplicates the diskettes, and assembles and ships the Systems at and from its headquarters. The Company has also engaged various sources to produce and assemble the product and documentation (including packaging) for the Systems on terms that management believes are commercially reasonable. The Company's WebClip product is produced in a similar manner and can be downloaded from various Internet Websites (including the Company's own Website). Although management believes that it may find other sources to produce and assemble the product and documentation (including packaging) on commercially reasonable terms, there can be no assurance that it would be able to locate such alternative sources. The cancellation of the arrangements with certain of these sources and the failure to locate an alternative source could adversely affect the Company's stream of revenues.

PRODUCT PROTECTION

         The Company relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its proprietary rights in its technology. The Company obtained from the U.S. Patent and Trademark Office a registered trademark for PAPERCLIP SOFTWARE AND DESIGN in August 1993 and obtained a registered trademark for PAPERCLIP IMAGING SOFTWARE AND DESIGN in February 1993. Although no other person or entity owns any U.S. registered trademark for the mark "PaperClip" in connection with software or imaging products, there was a prior U.S. registration for use of the "PaperClip" mark in connection with pre-recorded word processor programs. This latter registration was automatically canceled on April 2, 1992 by the U.S. Patent and Trademark Office because of the registrant's failure to file (as required by statute) an affidavit, during the year commencing with the fifth anniversary of the registration, stating that the mark was still in use. However, the user of the canceled registration might, at some future time, assert an infringement claim in the U.S. based on alleged common law rights. If such a claim is asserted, the Company may be forced to expend significant effort, time and funds to defend against it. If the Company is not successful in defending against such a claim, the Company would be required to adopt a different name and would incur costs as a result thereof.

         PaperClip has also applied for trademark registration of WEBCLIP with the U.S. Patent and Trademark Office. This application was initially rejected and PaperClip's intellectual property counsel responded arguing that the mark was registrable. By letter dated March 7,1997, the Superintendent of Documents of the United States Patent and Trademark Office informed PaperClip that the above-mentioned mark will be published in the Office Gazette on April 8, 1997. If no party opposes the registration application within 30 days of its publication in the Official Gazette or requests an extension of time to oppose, the mark shall be registered. There can be no assurance that such registration will be obtained.

         The Company also has registered trademarks for PAPERCLIP IMAGING SOFTWARE & DESIGN in the United Kingdom, Germany and Canada, but has not filed applications for trademark registration in other countries in which the Systems are sold.

         The Company distributes its products under signed software license agreements, which grant customers perpetual licenses to, rather than ownership of, the Company's products and which contain restrictions on copying, disclosure, reverse engineering and transferability. The source code for all of the Company's products is protected as a trade secret and as an unpublished copyrighted work. In addition, the Company has entered into nondisclosure agreements with its employees. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriations or independent third-party development of its technology.

         The Company has no patents on its proprietary software technology and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products and technology to the same extent as U.S. laws.

         Although management believes that the Company's products, trademarks and other proprietary rights do not infringe on any existing proprietary right of others, there can be no assurance that third parties will not assert infringement claims in the future.

COMPONENTS PROVIDED BY OTHERS

         The Systems require licenses, which the Company has obtained, from Decomp, among others. Before December 1996, the Professional, Network and SQL Editions also utilized, under license, the proprietary products of Ligature, Ltd. As of December 1, 1996, for a number of product-related reasons, the Company stopped using Ligature's products in its software (although the license still remains in effect).

         The Company intends to seek to purchase the rights to PaperClip Workflow module, which DCL developed. There can be no assurance that it will be successful in this regard. If the negotiations are not completed, then PaperClip will continue to have the rights to sell the Workflow module worldwide, but would not own the source code.

COMPETITION

         The document management software market is intensely competitive. Buyer preferences can shift quickly, and rapid changes in technology provide opportunities for new entrants into the market. Management is not aware of any product line which offers all of the features and functions of the Systems. However, a number of software companies offer products which compete with one or more of the functions of the Systems.

         There are numerous companies that sell either stand-alone or network systems with which the Company competes. Competition for the Company's products include, among others, KeyFile Corporation, Westbrook Technologies, a division of Intelligent Optics Co., Watermark Software, Inc. ("Watermark"), Optika Imaging Systems Incorporated, LaserData, Inc., Minolta Corporation, Network Imaging Corporation, Genesys Information Systems Corporation and Hitachi. The Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. ("FileNet"), IBM Corporation ("IBM"), Wang Laboratories, Inc. ("Wang") and ViewStar Corporation. Many of these companies have greater financial strength and technical resources than the Company, and there can be no assurance that these competitors will not modify their existing systems or acquire other competitors of the Company to better compete with the Systems. Nor can there by any assurance that new companies will not introduce new systems with better features and functions than the Systems. In 1995, FileNet acquired Watermark. FileNet is one of the leading large system competitors and Watermark is one of the Company's leading direct competitors. Combined, the two companies are able to offer a more complete range of workflow and document imaging solutions than the Company. The WebClip product competes with the products of a number of companies, some of which have much greater resources than the Company. Competitors for the Company's Internet products include, among others, DocuMagix, First Floor Inc., Traveling Software, Inc., The ForeFront Group, Inc., and FreeLoader, Inc.

         On April 13, 1995, Microsoft, Inc. ("Microsoft"), one of the largest computer software companies in the world, announced the settlement of a lawsuit with Wang. Under the terms of the settlement agreement, portions of Wang's imaging software will be incorporated as a standard feature in future versions of Microsoft Windows 95 and Windows NT operating systems. Management cannot predict the effects of such settlement on the Company's business and prospects. To date Microsoft has not entered into the document management and imaging market. Microsoft's entry into the document management and imaging market may have a material adverse effect on the prospects of the Company.

         In addition to computer software for document management and imaging, there is also a diverse range of alternative types of tools and methods for storing and retrieving documents, including microfilm, microfiche and computer output microfilm and microfiche machines. Moreover, management expects that the growing demand for efficient and cost-effective solutions for document management and computer imaging will continue to drive the development of new technologies that may be more sophisticated and cost-effective than the Systems. Many existing and potential competitors have considerably greater financial, technological, marketing and personnel resources than the Company.

         Management believes that the principal competitive factors in the market for the Company's products include product performance, technology, quality of customer support, availability of training and consulting services, price, sales and marketing strength, corporate reputation and ongoing responsiveness to user needs.

EMPLOYEES

         As a result of limited resources, the Company reduced its full-time staff from 43 in 1996 to 31 in 1997. At present, the Company's full-time staff includes eleven (11) engaged in development and systems testing, twelve (12) engaged in sales, marketing and technical support, two (2) in Business Services and five (5) engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory.

         The Company's success depends to a significant extent upon a number of key management and technical employees. The loss of services of one or several of these key employees could have a material adverse effect on the Company. Management believes that the future success of the Company will also depend in large part upon the Company's ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal administrative, sales and marketing, product development and support facilities are located in Hackensack, New Jersey, and comprise approximately 9,900 square feet. The Company occupies these premises pursuant to a sublease, the term of which expires on January 30, 1998. The fixed rental is approximately $7,500 per month plus escalation's for taxes and operating expenses over a 1995 base year. The Company is purchasing, on an installment basis, the furniture of the sublessor at a rate of approximately $4,500 per month through January 30, 1998.

         In addition, the Company leases a small sales office in California at a cost of $2,253 per month.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its 1996 Annual Meeting of Stockholders on October 29, 1996, at which the following actions were taken unanimously: (i) election of directors, (ii) the amendment of Article Fourth of the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock, $.01 par value per share, from 15,000,000 shares to 30,000,000 shares,
(iii) the amendment of Article First of the Company's Certificate of Incorporation to change the Company's name to "PaperClip Software, Inc." and
(iv) amendment of Company's 1995 Stock Option Plan.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On May 31, 1996 the Company effected a two-for-one split of its Common Stock. On June 12, 1996, the Company effected a two-for-one split of its Class A Warrants. All share amounts and per-share amounts in this Report on Form 10-KSB reflect both of these splits.

         The Company's Common Stock and the Class A Warrants were, until March 11, 1997, traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbols "PCLP" and "PCLPW," respectively. The following table sets forth the high and low sale prices for the Common Stock and Class A Warrants as reported by NASDAQ.


                                    Common Stock              Class A  Warrants

                                    High             Low               High             Low
1995 Quarter
------------
THIRD (commencing                   8 1/4            7                 2 3/4            1 3/8
September 27, 1995)

FOURTH                              8 1/4            1 3/4             2 5/8            1/2

1996 Quarter
------------
FIRST                               11 3/8           4                 6 1/8            1

SECOND (reflects 2-1                5 7/8            1 1/2             3 1/4*           5/8*
stock split May 31)                                            *(reflects 2-1 warrant split
                                                                            June 12)
THIRD                               2 11/16          1 19/32           1 7/16           1/2

FOURTH                              1 3/4            10/32             1                5/32


1997 Quarter
------------
FIRST (through                      3/4              9/32              7/32             1/8
March 31)


         On March 11, 1997, the Company was informed by NASDAQ that its securities have been deleted from the Nasdaq SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by NASDAQ. The
Company's securities are now quoted on the OTC Bulletin Board.

         On March 31, 1997, there were approximately 1000 holders of record of the Company's shares of Common Stock.

         On March 31, 1997, the closing bid and asked prices of the Common Stock were 9/32 and 11/32, respectively, and the closing bid and asked prices of the Class A Warrants were 1/16 and 1/8 respectively, as reported on the OTC Bulletin Board.

         The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Year ended December 31, 1996 Compared with Year Ended December 31, 1995

         Net sales in the year ended December 31, 1996 increased by 32.2% over the year ended December 31, 1995 (from $1,489,139 to $1,968,750) due to the greater acceptance of the new Windows Network Edition and SQL Editions, the introduction of "View Only" licenses, a maintenance program which guaranteed updated versions to end users, the introduction of a COLD product and sales from the recently acquired NOSS product line. None of such increases was a result of increases in prices.

         Salaries and related benefits increased in such period by 7.7% (from $1,292,654 to $1,391,725 due to the addition of administrative personnel. Research and development expenses increased by 87.8% (from $1,621,849 to $3,066,395) due to increased internal staffing to complete Versions 4.0 and 4.1 of the document and imaging management products, continued development of PaperClip 32, a Windows '95 32-bit version of the Company's document and imaging and management products, increased purchases of computer software, supplies and support for the increased staff and utilization of external consultants to complete the development of WebClip (an Internet browser add-on product) and development of an Internet Web server product to be used with the Company's Windows '95 32-bit document and imaging management products, and continued development of a Windows '95 32-bit Workflow product.

         Selling expenses increased by 53.9% (from $940,624 to $1,447,593) due to increased personnel, development of product literature, the hiring of a Public Relations firm and the launching of an advertising campaign for the introduction of the WebClip product. General and administrative expenses increased by 6.9% (from $846,817 to $905,137).

         The loss from operations for the year ended December 31, 1996 increased by 50.7% over the year ended December 31, 1995 (from $3,212,805 to $4,842,100 primarily due to the increase in research and development, and selling expenses. These increases were partially offset by an increase in sales.

         Interest expense and financing costs decreased to $5,561 in 1996 from $1,073,800 in 1995, primarily due to the financing costs incurred in connection with the April 1995 Bridge Financing and the Public Offering completed in September 1995. As a consequence of the increased loss from operations and interest expense and financing costs, the Company's net loss was ($4,751,841) or ($.63) per share, in 1996, as compared to ($4,236,970), or ($.88) per share, in 1995. The decrease in the loss per share was due the higher amount of weighted average shares outstanding in 1996.

Year ended December 31, 1995 Compared with Year Ended December 31, 1994

         Net sales in the year ended December 31, 1995 increased by 40.5% over the year ended December 31, 1994 (from $1,059,924 to $1,489,139) due to the greater acceptability of the Windows Network and SQL Editions, the introduction of a Maintenance Program which guaranteed to the end users updated versions, the introduction of a COLD product (computer output to laser disk), the SyQuest OEM agreement, and the initiation of a Business Services Department. None of such increase was a result of increases in prices.

         Salaries and related benefits increased in such period by 11.0% (from $1,164,430 to $1,292,654 ) due to the addition of administrative personnel. Research and development expenses increased by 39.0% (from $1,166,769 to $1,621,849 ) due to increased internal staffing to complete the 3.2 Editions of the Systems and initiate the 4.0 and Windows 95 (5.0) Editions and utilization of external consultants to continue the development of the WorkFlow product and to begin the development of Internet products.

         Selling expenses increased by 26.1% (from $745,958 to $940,624) due to increased royalties and commissions on higher sales, development of product literature, and increased expenses incurred to visit and support the VAR network. General and administrative expenses decreased by 2.1% (from $864,863 to $846,817).

         The loss from operations for the year ended December 31, 1995 increased by 11.5% over the year ended December 31, 1994 (from $2,882,096 to $3,212,805) primarily due increases in salaries and related benefits resulting from the increase in the number of employees, research and development expenses and selling expenses.

         Interest expense and financing costs increased from $9,500 in 1994 to $1,073,800 in 1995 primarily due to the financing costs incurred in connection with the April 1995 Bridge Financing described in "Liquidity and Capital Resources", below. As a consequence of the increased loss from operations and interest expense and financing costs, the Company's net loss was

($4,236,970), or ($ .88) per share, in 1995, as compared $2,887,622, or $ .85 per share, in 1994.

Liquidity and Capital Resources

         For the years ended December 31, 1994, 1995 and 1996, the Company incurred net losses of $2,887,622, $4,236,970 and $4,751,841, respectively. As of December 31, 1996, the Company had an accumulated deficit of $16,798,006, and it continues to incur operating losses. As of December 31, 1995, the Company had a positive working capital of $3,256,657. As of December 31, 1996 the Company had a working capital deficit of $700,859. For the years ended December 31, 1994, 1995 and 1996, the Company's negative cash flows from operations were $2,051,062 ,$4,087,608 and 3,990,242 respectively. As a result of these factors, the report of the independent public accounts contains explanatory language as to the Company's ability to continue as a going concern.

         Prior to January 1, 1994, the Company was considered to be a development stage company. The Company required the proceeds of the Offering or alternative funds to conduct its proposed activities. Prior to completion of the Offering, the Company funded its operations through five (5) private placements and three (3) Regulation S offerings that were completed between June 1992 and December 1994, in which it raised an aggregate of approximately $7,200,000, net of issuance costs, and through the Bridge Financing, described below.

         In the Bridge Financing, the Company issued Bridge Notes in the aggregate principal amount of $2,365,000 and Bridge Warrants to acquire an aggregate of 430,000 shares of Common Stock. The Bridge Notes bore interest at the rate of 9% per annum and were repaid from the proceeds of the Company's Offering. The Bridge Warrants are exercisable for five (5) years after their issuance date at an exercise price of $2.25 per share. The shares issuable upon the exercise of the Bridge Warrants were registered pursuant to the registration statement relating to the Offering, and holders of Bridge Warrants are entitled to certain demand and "piggyback" registration rights with respect to the underlying shares of Common Stock.

         On September 27, 1995, the Company completed the Offering, pursuant to which it issued 1,799,750 shares of Common Stock and 1,799,750 Class A Warrants, at prices of $5.00 per share of Common Stock and $.10 per Class A Warrant. Each Class A Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $6.25, subject to adjustment, at any time from the date of issuance of the Class A Warrant until the close of business on August 9, 2000, unless previously redeemed. The Class A Warrants are subject to redemption by the Company at $.10 per Class A Warrant on 30 days' prior written notice provided that either: (i) the last sales price (or highest closing bid price) of the Common Stock as reported by NASDAQ (or on such exchange on which the Common Stock is then traded) exceeds $9.00 per share for 20 consecutive business days ending within 15 days prior to the date of the notice of redemption, or (ii) the Company shall have obtained written consent from Baron, the underwriter of the Offering, to redeem the Class A Warrants. The Class A Warrants may not be redeemed in the absence of an effective registration statement covering the Common Stock issuable upon exercise of the

Class A Warrants.

         The Offering resulted in net proceeds (after payment of underwriting discounts and commissions and other expenses of the Offering) of approximately $7,907,000. However, because approximately $1,397,000 of the principal amount of the Bridge Notes were applied by the holders thereof to the purchase of securities in the Offering, the net cash proceeds to the Company of the Offering were approximately $6,510,000. Approximately $1,222,000 of the net cash proceeds were used to repay the balance of the principal amount of the Bridge Notes ($969,000), the interest on all the Bridge Notes ($102,000) and certain other debt (including a $150,000 8% note payable to counsel to the Company, two partners of which were directors of the Company from June 1992 through April 1995.) The balance of the net cash proceeds were allocated to marketing, research and development, capital equipment and working capital.

         At December 31, 1996, the Company had net Federal operating loss carry forwards ("NOL") for financial reporting purposes. Due to losses sustained by the Company for both financial and tax reporting through 1995, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a full valuation allowance. As a result of the Offering, the Company's NOL that would be available to offset future income may be subject to annual limitations. See Note 2 of the Notes to the Financial Statements, in Item 7.

         The Company consummated its initial public offering in September of 1995, with a business plan to create an Internet suite of products and to move PaperClip's flagship document management and imaging product line into a Windows NT/95 32 bit platform. The Company spent approximately $3 million on the development of the above mentioned products. With the completion of WebClip, one of the scheduled Internet products, the Company launched an ambitious public relations and advertising campaign to create market awareness of the WebClip product. As of the date hereof, the Company has not realized the volume of sales that it had hoped to achieve with the WebClip product.

         In connection with obligations owed by the Company to a software developer, during October 1996 the Company entered into an agreement which provided for the rescheduling of payments owed by the Company to the developer. The Company paid $150,000 upon signing such agreement and agreed to pay an additional amount aggregating approximately $200,000 (the "Remaining Amount") in three monthly installments commencing January 1, 1997. On January 29, 1997 the Company paid the Remaining Amount from the proceeds of the Access Loan (as defined below).

         In December 1996, the Company borrowed an aggregate amount of $129,690.74 from nine of its stockholders. The loan was evidenced by Convertible Promissory Notes ("Notes") issued to each of the nine stockholders for their respective loan amounts. The Notes: (i) have a three (3) year maturity, (ii) bear interest at a rate of 12% per annum, and (iii) are convertible into common stock of the Company at a rate of $0.30 per share.

         Throughout 1996, the Company incurred losses and has been seeking sources of additional financing. In July 1996, the underwriter of the Company's initial public offering and principal market maker for its Common Stock, A.R. Baron & Co., Inc., filed for bankruptcy. For the past several months, management has been engaged in discussions with a number of investment banks, corporate buyout firms and potential merger and joint venture partners regarding various financial and strategic alternatives for the Company. The Company has been unable to identify any additional source for a public or private financing.

         After evaluating several potential opportunities for a sale of the Company or its assets, the Company entered into a non-binding Letter of Intent dated January 2, 1997 with Access Solutions, providing for the parties to use their best efforts to negotiate a transaction involving the purchase by Access Solutions of substantially all of the assets of the Company and for Access Solutions to assume specified liabilities of the Company. See "DESCRIPTION OF BUSINESS" - "Recent Developments". There can be no assurance that the Company will be successful in completing the sale of assets to Access Solutions. The Company has no other sources of liquidity and has no commitments with regard to obtaining any further funds which would be required to sustain the Company's operations. In the event the transaction is consummated, it is currently anticipated that the Company will dissolve and distribute the Access shares and warrants it receives as consideration in the transaction to its shareholders, after making provisions for its liabilities, if any, and subject to a holdback for the benefit of warrant holders.

See the Financial Statements and the accompanying Notes, set forth in Item 7.


ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements can be found following Part III of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


The information required by Items 9, 10, 11 and 12 will be filed as part of the Company's definitive proxy statement (or as an amendment to this Form 10-KSB) filed with the Commission not later 120 days after the end of the fiscal year.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits

3.1               Certificate of Incorporation of Registrant, as amended.
3.2               By-Laws of Registrant, as amended. (1)
3.3               Registrant's Authorization to do Business in New Jersey. (1)
3.4               Registrant's Authorization to do Business in California. (1)
3.5               Form of Common Stock Certificate. (1)
4.2               Class A Warrant Agreement (including form of Class A Warrant) among the
                  Registrant, A.R. Baron & Co., Inc. ("Baron") and American Stock Transfer &
                  Trust Company.(1)
4.3               Stock Purchase Option, dated September 27, 1995, granted to Baron.(1)
4.4               Warrant Purchase Option, dated September 27, 1995, granted to Baron.(1)
4.5               Form of Investor Purchaser Agreement, dated as of April 5, 1995, by and between the Registrant and the Investors identified in the Schedule of Investors attached thereto, and amendment thereto, dated March 29, 1995. (1)
4.6               Form of Bridge Note issued on April 5, 1995, to each Investor identified on the
                  Schedule of Investors included with Exhibit 4.5. (1)
4.7               Form of Bridge Warrant dated April 5, 1995, given to each Investor identified on the Schedule of Investors included with Exhibit 4.5. (1)
10.1              Employment Agreement, dated as of May 1, 1995, between the Registrant and
                  William Weiss. (1)
10.2              Employment Agreement, dated as of May 1, 1995, between the Registrant and
                  Sol Rosenberg. (1)
10.3              Employment Agreement, dated as of May 1, 1995, between the Registrant and
                  Helaine Fischer. (1)
10.4              Employment Agreement, dated as of December 1, 1992, between the Registrant and Michael Suleski. (1)
10.5              Employment Agreement, dated as of June 17, 1996, between the Registrant and
                  David Valentino
10.6              1993 Stock Option Plan. (1)
10.7              1995 Stock Option Plan, as amended
10.8              Development License Agreement with Decomp, dated May 25, 1993. (1)
10.9              License Agreement with Decomp, dated June 3, 1993. (1)






10.10             License Agreement with Ligature, Ltd., dated August 18, 1994. (1)
10.11             License Agreement with Pixel Translations, Inc., dated May 16, 1995. (1)
10.12             Distributor Agreement with Law Cypress Distributing Company. dated as of
                  March 18,1993 (incorporated by reference from Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended
                  December 31, 1995).
10.13             Distribution Agreement with Tech Data Corporation, dated June 16, 1993. (1)
10.14             Form of End User License. (1)
10.15             Corporate License Agreement with Tenaga Nasional Berhard, dated January
                  1995. (1)
10.16             Development Agreement with DCL Systems International, Ltd., dated June 1,
                  1994. (1)
10.17             Sublease by and between the Registrant and Ram Mobile Data U.S.A. Limited
                  Partnership, dated as of April 20,1995, for the Registrant's headquarters. (1)
10.18             Software Bundle Agreement with Fujitsu U.K. Limited, dated as of June l, 1995.  (1)
10.19             Lease by and between the Registrant and Lillipont Investment Co. dba Dupont Palm Court,
                  executed April 24, 1996, for Registrant's California Sales Office.
10.20             Merger and Acquisition Agreement between the Registrant and Baron, dated
                  September  27, 1995.  (1)
10.21             Consulting Agreement with Stephen Kornfeld, dated as of January 1, 1996
                  (incorporated by reference from Exhibit 10.27 of the Registrant's Form
                  10-KSB for the fiscal year ended December 31, 1995).
10.22             (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit
                  10 of the Registrant's Form 10-QSB for the quarter ended September
                  30, 1996).
                  (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997.
10.23             Software License Agreement with InText Systems, dated as of June 30,
                  1996.
10.24             Distributor License  Agreement with Pesaniaga SDN BHD,
                  dated as of November 10, 1994.
10.25             Distributor License Agreement with Digital Document Systems, dated
                  July 1, 1996.
10.26             License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended
                  December 31, 1995).
10.27             (a) Letter of Intent with Access Solutions International, Inc. ("Access
                  Solutions"), dated January 2, 1997.
                  (b) Letter Agreement with Access Solutions, amending the Letter of Intent,





                  dated January 31, 1997.
                  (c) Letter Agreement with Access Solutions, amending the Letter of Intent, dated February 28, 1997.
                  (d) Letter Agreement with Access Solutions, amending the Letter of Intent, dated March 31, 1997.
                  (e) Convertible Promissory note issued by the Registrant to Access
                  Solutions, dated January 29, 1997.
                  (f) Security Agreement with Access Solutions, dated January 29, 1997.
                  Registration Rights Agreement with Access Solutions, dated January
                  29, 1997.

   21.1           List of subsidiaries of Registrant. (1)
                  ----------------------------
                  (1)      Incorporated by reference from the Registrant's Registration Statement on
                           Form SB-2 (File No. 33-92768NY).

(b)      Reports on Form 8-K.

         The Company filed three (3) reports on Form 8-K during the period covered by this report. Each report on Form 8-K was filed with respect to Item
5. The date of such reports on Form 8-K were December 12, 1996 and January 2, 1997.

                           PAPERCLIP SOFTWARE, INC.
                           ------------------------

                  (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)

                         INDEX TO FINANCIAL STATEMENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2


BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995                             F-3


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 31, 1996, 1995 AND 1994                                         F-4


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR
   THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994                         F-5


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996,
   1995 AND 1994                                                            F-6


NOTES TO FINANCIAL STATEMENTS                                               F-8

                             ARTHUR ANDERSEN LLP






                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of

PaperClip Software, Inc.:


We have audited the accompanying balance sheets of PaperClip Software, Inc. (formerly PaperClip Imaging Software, Inc.) (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flow from operations, has incurred losses from inception and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to future operations are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                              /s/ Arthur Andersen LLP

Roseland, New Jersey
February 20, 1997

                           PAPERCLIP SOFTWARE, INC.

                  (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)

                 BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995

                        ASSETS                                      1996               1995
                        ------                                  ------------    ------------
CASH AND CASH EQUIVALENTS (Note 1)                              $    220,573    $  3,661,009


ACCOUNTS RECEIVABLE (net of allowance for doubtful accounts
of $30,000 and $40,000 in 1996 and 1995, respectively)               275,527         267,024


PREPAID EXPENSES AND OTHER CURRENT ASSETS                             33,855           2,767
                                                                ------------    ------------

        Total current assets                                         529,955       3,930,800
                                                                ------------    ------------

EQUIPMENT, FURNITURE AND FIXTURES (Note 2):
  Computer and office equipment                                      669,889         549,569
  Furniture and fixtures                                             204,858         201,474
                                                                ------------    ------------
                                                                     874,747         751,043
  Less- Accumulated depreciation                                    (451,902)       (263,352)
                                                                ------------    ------------
                                                                     422,845         487,691
                                                                ------------    ------------
  OTHER ASSETS                                                        53,282          48,466
                                                                ------------    ------------
        Total assets                                            $  1,006,082    $  4,466,957
                                                                ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note 4)                  $  1,125,306    $    565,936


DEFERRED REVENUE (Note 2)                                             56,066          58,400


CURRENT PORTION OF CAPITALIZED LEASES (Note 4)                        49,442          49,807
                                                                ------------    ------------
        Total current liabilities                                  1,230,814         674,143
                                                                ------------    ------------

NOTES PAYABLE (Note 3)                                               129,691               0
                                                                ------------    ------------

CAPITAL LEASE, net of current portion (Note 4)                         3,966          49,442
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5):
  Common stock, authorized 30,000,000 shares; $.01 par value;
    issued and outstanding 7,722,188 and 3,599,750 shares in
    1996 and 1995, respectively                                       77,222          35,998
  Additional paid-in capital                                      16,362,395      15,753,539
  Accumulated deficit                                            (16,798,006)    (12,046,165)
                                                                ------------    ------------
        Total stockholders' equity (deficit)                        (358,389)      3,743,372
                                                                ------------    ------------
        Total liabilities and stockholders' equity (deficit)    $  1,006,082    $  4,466,957
                                                                ============    ============

The accompanying notes to financial statements are an integral part of these balance sheets.

                           PAPERCLIP SOFTWARE, INC.
                 (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996            1995            1994
                                                --------------  --------------  --------------
NET SALES (Notes 2 and 6)                         $ 1,968,750     $ 1,489,139     $ 1,059,924
                                                --------------  --------------  --------------
OPERATING EXPENSES:
 Salaries and related benefits                      1,391,725       1,292,654       1,164,430
 Research and development expenses
  (Note 2)                                          3,066,395       1,621,849       1,166,769
 Selling expenses                                   1,447,593         940,624         745,958
 General and administrative expenses                  905,137         846,817         864,863
                                                --------------  --------------  --------------
   Total operating expenses                         6,810,850       4,701,944       3,942,020
                                                --------------  --------------  --------------
   Loss from operations                            (4,842,100)     (3,212,805)     (2,882,096)
                                                --------------  --------------  --------------
OTHER INCOME (EXPENSE):
 Interest income                                       95,820          49,635           3,974
 Interest expense and financing costs (Note 3)         (5,561)     (1,073,800)         (9,500)
                                                --------------  --------------  --------------
                                                       90,259      (1,024,165)         (5,526)
                                                --------------  --------------  --------------
   Net loss                                      ($ 4,751,841)   ($ 4,236,970)   ($ 2,887,622)
                                                ==============  ==============  ==============
NET LOSS PER COMMON SHARE (Note 2)               ($       .63)   ($       .88)   ($       .85)
                                                ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER COMMON
 SHARES OUTSTANDING (Note 2)                        7,576,260       4,792,932       3,392,434
                                                ==============  ==============  ==============

The accompanying notes to financial statements are an integral part of these statements.

                           PAPERCLIP SOFTWARE, INC.
                 (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               COMMON STOCK
                                         ----------------------    ADDITIONAL
                                            NUMBER        PAR        PAID-IN      SUBSCRIPTIONS       ACCUMULATED
                                           OF SHARES     VALUE       CAPITAL       RECEIVABLE           DEFICIT
                                         -----------  ---------  -------------  ---------------  -------------------
BALANCE, December 31, 1993                 1,286,604    $12,866    $ 5,078,339      $       0       ($  4,921,573)
 Issuance of stock for cash in
  private placement                          364,951      3,649      1,596,717              0                   0
 Issuance of stock in lieu of cash
  compensation                                17,526        175         90,825              0                   0
 Issuance of stock in payment
  of loans                                    81,662        817        294,183              0                   0
 Issuance of stock for subscription
  receivable, net                             30,768        308         99,692       (100,000)                  0
 Conversion of note payable to
  equity in January, 1995                          0          0         60,000              0                   0
 Net loss for 1994                                 0          0              0              0          (2,887,622)
                                         -----------  ---------  -------------  ---------------  -------------------
BALANCE, December 31, 1994                 1,781,511     17,815      7,219,756       (100,000)         (7,809,195)
 Issuance of stock for note converted
  to equity in 1994                           18,489        185           (185)             0                   0
 Payment of stock subscription
  receivable                                       0          0              0        100,000                   0
 Issuance of stock and warrants
  for cash in public offering              1,525,931     15,260      6,495,129              0                   0
 Issuance of stock and warrants
  for Bridge Note conversion in
  public offering                            273,819      2,738      1,393,739              0                   0
 Issuance of Bridge Warrants                       0          0        645,000              0                   0
 Sale of underwriter of purchase
  options                                          0          0            100              0                   0
 Net loss for 1995                                 0          0              0              0          (4,236,970)
                                         -----------  ---------  -------------  ---------------  -------------------
BALANCE, December 31, 1995                 3,599,750     35,998     15,753,539              0         (12,046,165)
 Exercise of Bridge Warrants                 247,090      2,471        553,566              0                   0
 2 for 1 stock split                       3,846,840     38,468        (38,468)             0                   0
 Exercise of stock options                    28,508        285         33,338              0                   0
 Net loss for 1996                                 0          0              0              0          (4,751,841)
 Options granted at less than
  fair value                                       0          0         60,420              0                   0
                                         -----------  ---------  -------------  ---------------  -------------------
BALANCE, December 31, 1996                 7,722,188    $77,222    $16,362,395      $       0       ($ 16,798,006)
                                         ===========  =========  =============  ===============  ===================

The accompanying notes to financial statements are an integral part of these statements.

                           PAPERCLIP SOFTWARE, INC.
     (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.) STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996            1995            1994
                                                      --------------  --------------  --------------
CAH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              ($ 4,751,841)   ($ 4,236,970)   ($ 2,887,622)
 Adjustments to reconcile net loss to net cash used
  in operating activities--
  Depreciation and amortization                             188,550         108,999          72,651
  Expense recognized for options granted at less
   than fair market value                                    60,420               0               0
  Stock issued in lieu of cash compensation                       0               0          91,000
  Issuance of Bridge Warrants                                     0         645,000               0
  (Increase) decrease in accounts receivable, net            (8,503)       (142,214)         28,345
  (Increase) decrease in prepaid expenses and other
   current assets                                           (31,088)         (2,767)         14,500
  (Increase) decrease in other assets                        (4,816)        (44,000)         15,074
  Increase (decrease) in accounts payable and
   accrued expenses                                         559,370        (474,056)        614,990
  (Decrease) increase in deferred revenue                    (2,334)         58,400               0
                                                      --------------  --------------  --------------
     Net cash used in operating activities               (3,990,242)     (4,087,608)     (2,051,062)
                                                      --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES--
 Purchases of equipment, furniture and fixtures            (123,704)       (203,849)        (62,693)
                                                      --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of stock and warrants for
  cash in initial public offering, net of costs                   0       6,510,389               0
 Proceeds from issuance of bridge notes                   2,365,000               0
 Proceeds from sale of purchase warrants                          0             100               0
 Repayment of bridge financing                                    0        (968,523)              0
 Proceeds from borrowings from stockholders                       0               0         450,000
 Proceeds from issuance of stock for cash                         0               0       1,600,365
 Proceeds from exercise of bridge warrants                  556,037               0               0
 Proceeds from exercise of stock options                     33,623               0               0
 Proceeds from notes payable                                129,691               0          60,000
 Proceeds from common stock subscriptions receivable              0         100,000               0
 Payments on capitalized leases                             (45,841)        (33,859)              0
 Payments of notes payable to stockholder                         0        (155,000)              0
                                                      --------------  --------------  --------------
   Net cash provided by financing activities                673,510       7,818,107       2,110,365
                                                      --------------  --------------  --------------
   Net (decrease) increase in cash                       (3,440,436)      3,526,650          (3,390)
CASH AND CASH EQUIVALENTS, beginning of year              3,661,009         134,359         137,749
                                                      --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year                  $   220,573     $ 3,661,009     $   134,359
                                                      ==============  ==============  ==============

                                                    1996       1995         1994
                                                 --------  -----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest                             $5,561   $  123,350    $      0
                                                 ========  ===========  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES:
  Common stock (81,661 shares in 1994) issued
   to satisfy loans payable to stockholders
   and in conversion of notes payable              $    0   $        0    $295,000
  Assets acquired under capital lease
   obligations                                          0      133,108           0
  Issuance of stock in exchange of Bridge Notes         0    1,396,477           0
                                                 ========  ===========  ==========

The accompanying notes to financial statements are an integral part of these statements.

                           PAPERCLIP SOFTWARE, INC.

                  (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)


                         NOTES TO FINANCIAL STATEMENTS



(1)    ORGANIZATION:

       PaperClip Software, Inc. (formerly PaperClip Imaging Software, Inc.) (the "Company"), a Delaware corporation, is engaged in the development and distribution of off-the-shelf computer software for document management and imaging systems. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

       During 1995, the Company completed an initial public offering (the IPO) of 1,799,750 shares of its common stock, and 1,799,750 redeemable Class A purchase warrants. The common stock and Class A warrants were purchased in pairs at $5.10 per pair but were separately transferable immediately after completion of the IPO.

       The Company's financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

       The Company is subject to the risks and difficulties encountered by any new business, including competition from existing companies offering the same or similar services, lack of financial resources and minimal previous record of operations, earnings or revenues. The Company has incurred losses from inception, has negative cash flows from operating activities and has signed a letter of intent for the potential sale of its assets (see Note 9). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

(2)    SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES:

       Use of Estimates in the
       Preparation of Financial Statements-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition-

         The Company generates revenues from licensing the rights to use its software products directly to distributors, resellers, original equipment manufacturers (OEM's), and end users.

         Revenues from licenses are recognized upon shipment of the software if there are no significant post delivery obligations, if collection is probable and if payment is due within one year. Under the license, the Company provides telephone support at no additional charge for periods not exceeding one year. The estimated cost of providing such support is not significant. Revenues from consulting services are recognized as services are performed.

         Commencing in 1995, the Company offered post contract services, which included software version upgrades only, and consulting and training services related to installation and implementation of the Company's product. Total revenues from post contract services were not significant for 1996 and 1995. Revenues paid by the customer prior to performance of post contract services are deferred and recognized over the term of the post contract service agreement, usually one year. Deferred revenue included in the balance sheet at December 31, 1996 and 1995 was $56,066 and $58,400, respectively.

       Cash and Cash Equivalents-

         Cash and cash equivalents consist primarily of cash at banks and investments with maturities of three months or less.

       Equipment, Furniture and Fixtures-

         Equipment, furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (five to seven years).

       Software Development Costs-

         Statement of Financial Accounting Standards No. 86 requires capitalization of software development cost from the time of establishment of technological feasibility for the computer software product until the time when the product is available for general release to customers. Management of the Company has determined that technological feasibility and availability for release are virtually simultaneous and, therefore, no development costs have been capitalized in the accompanying financial statements.

       Long-Lived Assets-

         During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

       Accounting for Stock-Based Compensation-

       The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements (see Note 7).

       Federal Income Taxes-

         The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

         At December 31, 1996, the Company had net Federal operating loss carryforwards (NOL) of approximately $16,182,000 which expire at various dates through 2011. Due to losses sustained by the Company, management was unable to determine that realization of the deferred tax asset was more likely than not and, thus, has provided a full valuation allowance. As a result of a change in control resulting from the Company's IPO (see Note 5) or which may result upon the sale of the Company, the Company's NOL that would be available to offset future taxable income may be subject to annual limitations.

       Net Loss Per Common Share-

         Net loss per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year. Shares issuable upon exercise of warrants related to the April 5, 1995 Bridge Financing have been included in the computation of net loss per share for all periods prior to the IPO (see Note 3). All per share amounts have been retroactively adjusted for the two-for-one common stock split on May 31, 1996. On June 12, 1996, there was a two-for-one split of the Company's warrants.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ended December 31, 1997. The adoption of this standard will require restatement of prior years' earnings per share if the impact is material.

(3)      DEBT:

       On April 5, 1995, the Company consummated a bridge financing in which the Company issued notes (the Bridge Notes) in the aggregate principal amount of $2,365,000 and 430,000 warrants (the Bridge Warrants) to acquire an aggregate of 430,000 shares of common stock at an exercise price equal to the IPO price for the common stock less $2.75. The Bridge Warrants are exercisable for five years from the date of issuance. In connection with the IPO, $1,396,477 of the Bridge Notes were converted for 273,819 shares of common stock and related warrants (see Note 5). The balance of the principal amount of the Bridge Notes and related interest were repaid with proceeds from the IPO. During 1996, 247,090 Bridge Warrants were exercised. At December 31, 1996, 182,910 (365,820 post split - see Note 2) Bridge Warrants were outstanding. The $645,000 difference between the exercise price of the Bridge Warrants and the $3.75 estimated fair value of the common stock at the date of the bridge financing has been charged to interest expense and a credit to be paid in capital in 1995.

       The Bridge Notes bore interest at the rate of 9% per annum, and additional costs associated with their issuance of $307,450 are reflected in interest expense and financing costs in the 1995 statement of operations.

       During 1996, the Company issued $129,691 of Convertible Notes (the Notes) to certain shareholders of the Company. The Notes bear interest at 12% per annum and are convertible into common stock at a rate of $.30 per share. The Notes mature in December, 1999. The Notes become due upon the occurrence of certain events of default, as defined.

(4)    COMMITMENTS AND CONTINGENCIES:

       William Weiss, Chief Executive Officer and Sol Rosenberg, President have each entered into an employment agreement with the Company for a term ending December 31, 1998. In accordance with their respective contracts, each of Messrs. Weiss and Rosenberg is entitled to $120,000 per annum. Messrs. Weiss and Rosenberg's annual compensation will be increased to $150,000 per annum after the end of the first fiscal year in which the Company is profitable. In addition, Mr. Rosenberg's contract provides for a severance payment not to exceed $120,000 and requires the Company to purchase and maintain disability insurance for his benefit.

       The Company leases its office spaces under a noncancellable operating lease. Future minimum rental payments required under this lease are $119,000, $36,000 and $15,000 for 1997, 1998 and 1999, respectively. In addition, the Company leases office furniture under a capital lease agreement requiring principal payments of $49,000 and $4,000 in 1997 and 1998, respectively. Rent expense was approximately $119,000, $120,000 and $122,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       In the last quarter of 1995, the Company purchased from Cheyenne, for $100,000, the NOSS product line, which the Company had previously been licensing from Cheyenne. Cheyenne also granted to the Company a nonexclusive, perpetual, irrevocable, nontransferable, worldwide, royalty free license with respect to certain other software the Company had previously been licensing from Cheyenne. Prior to the purchase, the Company had paid Cheyenne in excess of $300,000 in royalties. In January, 1996, the parties further agreed that Cheyenne will forward to the Company all orders received by Cheyenne for the NOSS products and will be paid a commission of 15% with respect to each such order.

(5)    STOCKHOLDERS' EQUITY (DEFICIT):

       On February 17, 1994, the Company issued 264,367 shares of common stock to qualified investors at $5.19 per share. Net cash proceeds from the offering were $1,178,640. As part of the offering, 32,934 shares were issued to existing stockholders in repayment of loans of $80,000 and in lieu of cash compensation of $91,000.

       During 1994, the Company obtained an advance of $60,000 for working capital purposes from First Albany Corporation. In January, 1995, the Company issued 18,489 shares to First Albany at $3.25 per share in settlement of the above advance.

       In addition, the Company issued 30,768 shares of common stock prior to December 31, 1994, the payment of which was received in 1995.

       On December 30, 1994, the Company issued 133,518 shares of common stock to qualified investors at $3.25 per share. Net cash proceeds from the offering were $421,725. As part of the offering, 66,254 shares at $3.25 per share were issued to existing stockholders in repayment of loans of $215,000.

       In September, 1995, the Company completed an initial public offering (the IPO) of 1,799,750 shares of its common stock, and 1,799,750 redeemable Class A purchase warrants (Class A warrants) including shares issued on conversion of Bridge Warrants (see Note 3). The common stock and Class A warrants were purchased in pairs at $5.10 per pair but were separately transferable immediately after completion of the IPO. Cash proceeds from the IPO were $6,510,389, net of expenses of $1,271,859.

       The Company granted to the underwriter of the IPO a five year option to purchase up to ten percent (10%) of: (i) the number of shares of common stock sold in the IPO (the Stock Purchase Option), at a price of $6.75 per share; and (ii) the number of Class A Warrants sold in the IPO (the Warrant Purchase Option), at a price of $0.135 per Class A Warrant. The Stock Purchase Option and the Warrant Purchase Option are collectively referred to as the "Purchase Options." The Purchase Options may be separately and independently exercised.

(6)    MAJOR CUSTOMERS:

       The Company sells its products primarily through mass distributors and approximately 200 independent Value Added Resellers ("VARS"). The VARS sell and install these products at end user sites. Sales to one major customer for the year ended December 31, 1996 was approximately 15%. Sales to four major customers for the year ended December 1995 were approximately 10%, 11%, 15% and 20% . Sales to two major customers for the year ended December 31, 1994 were 25% and 14%.

(7)    STOCK OPTION PLAN:

       1993 Stock Option Plan-

         The Company adopted a stock option plan (the "1993 Stock Option Plan"), effective March 8, 1993, covering 58,126 shares of the Company's common stock, pursuant to which employees of the Company are eligible to receive incentive stock options. The 1993 Stock Option Plan, which expires in 2003, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of the grant. The options vest as follows: 25% in year 1, 30% in year 2, and 45% in year 3.

     Stock option transactions for the 1993 Stock Option Plan are summarized as follows-


                                             Year Ended December 31
                                ------------------------------------------
                                           Exercise               Exercise
                                   1996      Price      1995       Price
                                --------   --------   -------    ---------
Outstanding, beginning of year   58,126      $2.60    58,126       $2.60
Granted                               0       0.00         0        0.00
Exercised                             0       0.00         0        0.00
Canceled or expired             (24,939)      2.60         0        0.00
                                --------   --------   -------    ---------
Outstanding, end of year         33,187      $2.60    58,126       $2.60
                                ========   ========   =======    =========

       As of December 31, 1996, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

       1995 Stock Option Plan-

         In May, 1995 the Company adopted a stock option plan (the "1995 Stock Option Plan") covering 1,000,000 shares of common stock, pursuant to which officers, directors and employees of the Company and certain other persons conferring benefit upon the Company will be eligible to receive stock options. The 1995 Stock Option Plan, which expires on March 1, 2005, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price, vesting and other conditions of purchase of options is determined by the Board of Directors. Stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant.

         Stock option transactions for the 1995 Stock Option Plan are summarized as follows-

                                             Year Ended December 31
                                ------------------------------------------
                                            Exercise               Exercise
                                   1996       Price      1995       Price
                                --------    --------   -------    ---------
Outstanding, beginning of year   140,200  $1.13-$2.50        0     $0
Granted                          370,342  $.05-$2.50   140,200     $1.13-2.50
Exercised                        (28,508) $1.13-$2.55        0     $0
Canceled or expired              (14,600) $1.13              0     $0
                                --------    --------   -------    ---------
Outstanding, end of year         467,434  $.05-$2.50   140,200     $1.13-$2.50


       During 1996, 50,000 options were granted to three employees at less than fair market value. The difference of $60,420 between the exercise price and the fair market value of the Company's stock on the grant date has been charged to operations with a corresponding credit to additional paid in capital. Certain of the options vest as follows: 33% in 1995, 66% in 1996 and 100% in 1997. As of December 31, 1996, 200,519
       options were exercisable at prices ranging from $.05 to $2.50 per share.

       Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for Stock-Based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $88,000 with a $.01 per share effect in 1996 and approximately $32,000 with $.01 per share effect in 1995. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1995 was $1.33 and $1.13, respectively.

       The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $1.89 in 1996 and $1.87 in 1995 and the following weighted average assumptions; risk-free interest rate of 7.5% in 1996 and 1995, volatility of 75% for 1996 and 1995, and dividend yield of 0% for 1996 and 1995.

(8)    EXPORT SALES:

       Export sales were approximately 18.6%, 21.3% and 16.5% of the Company's net sales for the years ended December 1996, 1995 and 1994, respectively.

(9)    SUBSEQUENT EVENT:

       On January 2, 1997, the Company signed a letter of intent with Access Solutions International Inc. (Access) for the sale of the Company's assets and assumption of certain liabilities by Access for approximately $5.8 million. The purchase price would be paid by the issuance of approximately 1,544,000 shares of Access' common stock plus an equivalent number of Access Class B Warrants. Each warrant would entitle the holder to purchase one share of Access common stock at an exercise price of $6.00 per share. The parties are currently negotiating a definitive purchase agreement. In addition, on January 29, 1997, Access advanced $300,000 to the Company and the Company signed a convertible promissory note maturing on January 27, 1998. The promissory note bears interest at 12% and is convertible into common stock of the Company at $.25 per share at the option of Access.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


PAPERCLIP SOFTWARE, INC.
------------------------


By:         /s/ William Weiss
    -------------------------------------------
         William Weiss, Chief Executive Officer


Date:     April 14, 1997


         Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                 Title                                    Date
---------                                 -----                                    ----


/s/ William Weiss
-----------------------
William Weiss                  Director, Chief Executive Officer                 April 14, 1997
                                         (Principal Executive Financial and
                                         and Accounting Officer)




/s/ Sol Rosenberg
-----------------------
Sol Rosenberg                   President, Director                              April 14, 1997



/s/ Michael Suleski
-----------------------
Michael Suleski                 Director, Vice President, Secretary              April 14, 1997


                                 EXHIBIT INDEX


3.1               Certificate of Incorporation of Registrant, as amended.
3.2               By-Laws of Registrant, as amended. (1)
3.3               Registrant's Authorization to do Business in New Jersey. (1)
3.4               Registrant's Authorization to do Business in California. (1)
3.5               Form of Common Stock Certificate. (1)
4.2               Class A Warrant Agreement (including form of Class A Warrant) among the
                  Registrant, A.R. Baron & Co., Inc. ("Baron") and American Stock Transfer &
                  Trust Company.(1)
4.3               Stock Purchase Option, dated September 27, 1995, granted to Baron.(1)
4.4               Warrant Purchase Option, dated September 27, 1995, granted to Baron.(1)
4.5               Form of Investor Purchaser Agreement, dated as of April 5, 1995, by and between the Registrant and the Investors identified in the Schedule of Investors attached thereto, and amendment thereto, dated March 29, 1995. (1)
4.6               Form of Bridge Note issued on April 5, 1995, to each Investor identified on the
                  Schedule of Investors included with Exhibit 4.5. (1)
4.7               Form of Bridge Warrant dated April 5, 1995, given to each Investor identified on the Schedule of Investors included with Exhibit 4.5. (1)
10.1              Employment Agreement, dated as of May 1, 1995, between the Registrant and
                  William Weiss. (1)
10.2              Employment Agreement, dated as of May 1, 1995, between the Registrant and
                  Sol Rosenberg. (1)
10.3              Employment Agreement, dated as of May 1, 1995, between the Registrant and
                  Helaine Fischer. (1)
10.4              Employment Agreement, dated as of December 1, 1992, between the Registrant and Michael Suleski. (1)
10.5              Employment Agreement, dated as of June 17, 1996, between the Registrant and
                  David Valentino
10.6              1993 Stock Option Plan. (1)
10.7              1995 Stock Option Plan, as amended
10.8              Development License Agreement with Decomp, dated May 25, 1993. (1)
10.9              License Agreement with Decomp, dated June 3, 1993. (1)
10.10             License Agreement with Ligature, Ltd., dated August 18, 1994. (1)
10.11             License Agreement with Pixel Translations, Inc., dated May 16, 1995. (1)
10.12             Distributor Agreement with Law Cypress Distributing Company. dated as of
                  March 18,1993 (incorporated by reference from Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended
                  December 31, 1995).
10.13             Distribution Agreement with Tech Data Corporation, dated June 16, 1993. (1)









10.14             Form of End User License. (1)
10.15             Corporate License Agreement with Tenaga Nasional Berhard, dated January
                  1995. (1)
10.16             Development Agreement with DCL Systems International, Ltd., dated June 1,
                  1994. (1)
10.17             Sublease by and between the Registrant and Ram Mobile Data U.S.A. Limited
                  Partnership, dated as of April 20,1995, for the Registrant's headquarters. (1)
10.18             Software Bundle Agreement with Fujitsu U.K. Limited, dated as of June l, 1995.  (1)
10.19             Lease by and between the Registrant and Lillipont Investment Co. dba Dupont Palm Court,
                  executed April 24, 1996, for Registrant's California Sales Office.
10.20             Merger and Acquisition Agreement between the Registrant and Baron, dated
                  September  27, 1995.  (1)
10.21             Consulting Agreement with Stephen Kornfeld, dated as of January 1, 1996
                  (incorporated by reference from Exhibit 10.27 of the Registrant's Form
                  10-KSB for the fiscal year ended December 31, 1995).
10.22             (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit
                  10 of the Registrant's Form 10-QSB for the quarter ended September
                  30, 1996).
                  (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997.
10.23             Software License Agreement with InText Systems, dated as of June 30,
                  1996.
10.24             Distributor License  Agreement with Pesaniaga SDN BHD,
                  dated as of November 10, 1994.
10.25             Distributor License Agreement with Digital Document Systems, dated
                  July 1, 1996.
10.26             License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended
                  December 31, 1995).
10.27             (a) Letter of Intent with Access Solutions International, Inc. ("Access
                  Solutions"), dated January 2, 1997.
                  (b) Letter Agreement with Access Solutions, amending the Letter of Intent, dated January 31, 1997.
                  (c) Letter Agreement with Access Solutions, amending the Letter of Intent, dated February 28, 1997.
                  (d) Letter Agreement with Access Solutions, amending the Letter of Intent,








                  dated March 31, 1997.
                  (e) Convertible Promissory note issued by the Registrant to Access
                  Solutions, dated January 29, 1997.
                  (f) Security Agreement with Access Solutions, dated January 29, 1997.
                  Registration Rights Agreement with Access Solutions, dated January
                  29, 1997.

21.1              List of subsidiaries of Registrant. (1)
                  ----------------------------
                  (1)      Incorporated by reference from the Registrant's Registration Statement on
                           Form SB-2 (File No. 33-92768NY).

