Form 10KSB/A
period 1996-12-31
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1997-04-30
CIK 946112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996



                            PaperClip Software, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-3137907
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


        Three University Plaza
        Hackensack, New Jersey                             07601
----------------------------------------             ----------------
(Address of principal executive offices)                (Zip Code)


                             (201) 487-3503
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (a) of the Act:


         Title of each class            Name of exchange on which registered
         -------------------            ------------------------------------
                None

Securities registered pursuant to Section 12 (g) of the Act:



          Common Stock, Par Value $.01; Class A Purchase Warrants
          -------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

As of March 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the OTC Bulletin Board closing bid price on March 31, 1997) was $1,980,052. As of March 31, 1997, there were 8,055,521 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS



                                                                                         Served as
                                                                                         Officer and/or
      Name                   Age          Position with the Company                      Director Since
      -----                  ---          -------------------------                      --------------
William Weiss                53     Chief Executive Officer, Treasurer and
                                    Director                                                  1991

Sol Rosenberg                51     President, Chief Technology Officer and
                                    Director                                                  1991

Michael Suleski              35     Vice President (Engineering),                             1992
                                    Secretary and Director                                    1995

David Valentino              39     Vice President (Sales and Marketing)                      1996

Gabe Schlisser*              61     Vice President (Product Development)                      1996

* Resigned on April 18, 1997.

                  WILLIAM WEISS, a founder of the Company, has been Chief Executive Officer, Treasurer and a director of the Company since its formation in October 1991. Since January 1980, Mr. Weiss has also been an executive officer (and President since November 1988) and a director of Medical Registry Services, Inc., a computer software company which sells and services a computerized system for cancer record keeping in hospitals. Mr. Weiss devotes approximately 35-40 hours per week to the Company and approximately 25-30 hours per week to Medical Registry Services, Inc. Mr. Weiss received a B.S. from the Wharton School of the University of Pennsylvania and a J.D. from New York Law School.

                  SOL ROSENBERG, a founder of the Company, has been President, Chief Technology Officer and a director of the Company since its formation in October 1991. From July 1991 through October 1991, Mr. Rosenberg worked with Mr. Michael Suleski to develop the DOS Network Edition. From February 1989 through July 1991, Mr. Rosenberg had been the President of Synercon Corporation, a firm specializing in computer based solutions for the medical profession. Mr. Rosenberg has many years of experience in corporate technology, development of system designs and software systems. Mr. Rosenberg received his B.S.E.E. from the City College of New York and his M.S. and Ph.D. from Columbia University.

                  MICHAEL SULESKI, a founder of the Company, has been Vice President, Engineering of the Company since August 1992 and its Director of Research and Development from its inception in October 1991 to August 1992. Mr. Suleski has been a director of the Company since May 1995 and Secretary of the Company since July 1995. From July 1991 through October 1991, Mr. Suleski worked with Mr. Sol Rosenberg to develop the DOS Network Edition. From April 1989 through July 1991, he was a Senior Engineer with Synercon Corp., a firm specializing in computer based solutions for the medical profession. Mr. Suleski's prior experience was in software engineering with two other manufacturers of commercial industrial control systems and military electronics. Mr. Suleski received a B.S. and an M.S. degree from Fairleigh Dickenson University's College of Science and Engineering.


                  DAVID VALENTINO has been Vice President, Sales and Marketing of the Company since June 1996. From April 1994 through June 1996, Mr. Valentino had been the President and Chief Executive Officer of OutSource America, a company that provides seamless outsourced services to small and large software companies entering new channels of distribution. From February 1993 through December 1995, Mr. Valentino had been the Co-Founder and Chief Executive Officer of Channel Sources, a company that provides full service sales representation and account management services to reseller channels. At OutSource America and at Channel Services, Mr. Valentino was responsible for a wide variety of matters, including new client recruitment, senior level consulting services and all financial and legal matters. From July 1992 through February 1995, Mr. Valentino had been the Vice President of Sales and Marketing of ExperVision. At ExperVision, Mr. Valentino was responsible for managing worldwide sales and marketing activity. From June 1990 to July 1992, Mr. Valentino had been Director of Channel Sales of Novell/Digital Research. At Novell/Digital Research, Mr. Valentino managed all sales, software support, channel marketing and customer service departments. Mr. Valentino received a B.S. in Business Administration from Northeastern University.

                  GABE SCHLISSER served as Vice President, Product Development, of the Company since August 1996, and had resigned from such position on April 18, 1997. From February 1996 through August 1996, Mr. Schlisser was a consultant to Wave Systems Corporation where he was involved in the development of the Motorola 68000 firmware. From August 1992 through January 1996, Mr. Schlisser was the Manager of Software Engineering at the Minolta Corporation, where he was responsible for the development of application software for the Windows 3.1 environment using C, C+ and MFC, and for coordinating the total development life-cycle of the product. Mr. Schlisser has over 25 years of experience in the field of electronic system development with major strengths in computer technology, data communication and project management. Mr. Schlisser received a BS and an MS in Electrical Engineering from The City College of New York.

                  There is no family relationship between any officer or director of the Company.

                  The Company's directors are elected at the annual meeting of stockholders and hold office until the next annual meeting of the stockholders or until their successors are elected and qualified.

                  The Company has not provided any cash compensation, per meeting fees or options in lieu thereof to directors who were not executive officers of the Company ("Non- Employee Directors") in connection with their services as such. In lieu of any cash compensation or per meeting fees, the Company has provided directors who were also executive officers of the Company ("Employee Directors"), among others, with options to purchase Common Stock of the Company at fair market value, and occasionally at a discount from fair market value, at the date of grant. To date, Michael Suleski is the only Employee Director that has been granted an option to purchase Common Stock at a discount from fair market value. In January 1996, Mr. Suleski was granted an option to purchase 40,000 shares of Common Stock, of which 16,000 are exercisable at $.005 per share and 24,000 are exercisable at $2.375. See "Executive Compensation - Options, Warrants or Rights" and "Security Ownership of Certain Beneficial Owners and Management."

                  Pursuant to the terms of the underwriting agreement between the Company and A.R. Baron & Co., Inc. ("Baron"), the underwriter of the Company's initial public offering, Baron has the right to nominate one person for election to the Company's Board of Directors and the Company would be required to use its best efforts to cause the election of such nominee. This would increase the Board to four directors. To date, Baron has not designated a nominee for election and has not indicated its intention to do so. On July 3, 1996, Baron filed for protection under Chapter 11 of the Bankruptcy Code.

                  The Company's officers are chosen by the Board of Directors and serve at the pleasure of the Board, subject to employment agreements. The loss of the services of any one of the directors or officers of the Company could have a material adverse effect on the Company.

Compliance with Section 16

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires certain persons, including the Company's directors and executive officers, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. Each of William Weiss, Sol Rosenberg and Michael Suleski filed two late reports covering (i) their respective beneficial ownership of securities of the Company at the time of the Company's initial public offering, and (ii) the acquisition of options by each of them in January 1996. David Valentino filed one late report covering (i) his beneficial ownership of securities of the Company at the time he became an officer of the Company in June 1996, (ii) the acquisition of options in September 1996, and (iii) the acquisition of options in December 1996. Gabe Schlisser filed one late report covering (i) his beneficial ownership of securities of the Company at the time he became an officer of the Company in August 1996, and (ii) the acquisition of options in December 1996.

ITEM 10.          EXECUTIVE COMPENSATION

                            EXECUTIVE COMPENSATION

                  The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 1996 for services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000.

                                             Summary Compensation Table

                                                                                      Long Term
                                                                                      Compensation
                                                                                      Awards
                              Annual Compensation
               (a)                     (b)            (c)                (d)                        (g)
            Name and                                                                       Securities Underlying
       Principal Position             Year         Salary($)           Bonus($)              Options/SARs(#)
       ------------------             ----         ---------           --------             ----------------

William Weiss                         1996        120,000(1)              0                     50,000(2)
Chief Executive Officer               1995        120,000(1)              0                         0
and Treasurer                         1994        120,000(1)              0                         0

Sol Rosenberg                         1996        120,000(3)              0                     50,000(2)
President                             1995        120,000(3)              0                         0
                                      1994        114,000(3)              0                         0

Michael Suleski                       1996        100,000                 0                     40,000(2)
Vice President,                       1995         72,000                 0                         0
Engineering                           1994         72,000                 0                      7,404

David Valentino                       1996        142,500(4)          20,854(5)                  8,131
Vice President,                       1995            N/A                N/A                       N/A
Sales & Marketing                     1994            N/A                N/A                       N/A

Gabe Schlisser                        1996         96,000                 0                     20,000(6)
Vice President,                       1995            N/A                N/A                       N/A
Product Development                   1994            N/A                N/A                       N/A

----------------------

(1) $105,000 of Mr. Weiss's 1994 salary was accrued in 1994 and paid in 1995. $60,000 of Mr. Weiss's 1995 salary was accrued in 1995, and paid in 1996. $120,000 of Mr. Weiss's 1996 salary was accrued in 1996, $20,000 of which has been paid to date in 1997.

(2) Does not include options to purchase 77,721 shares of Common Stock granted to each of Messrs. Weiss, Rosenberg and Suleski in January 1997, respectively under the 1995 Stock Option Plan.

(3) $34,000 of Mr. Rosenberg's 1994 salary was accrued in 1994 and paid in 1995. $12,000 of Mr. Rosenberg's 1995 salary was accrued in 1995 and paid in 1996.

(4) Includes the Company's contribution of $7,500 to Mr. Valentino's 401(K) plan, which obligation was accrued in 1996, and not yet paid in 1997.

(5) $9,796.01 of Mr. Valentino's 1996 bonus was accrued in 1996, and paid in 1997. As part of his 1996 bonus, Mr. Valentino received options (i) on September 30, 1996 to purchase 4,213 shares of Common Stock, and
         (ii) on December 31, 1996 to purchase 3,918 shares of Common Stock, each under the 1995 Stock Option Plan, at an exercise price of $1.50 per share. The market price of the Common Stock on September 30, 1996 was $1.625 per share, and the market value of the options granted to Mr. Valentino on such date was $1,527 (i.e. the difference between the market price and the exercise price multiplied by the amount of shares that may be purchased pursuant to the options). The market price of the Common Stock on December 31, 1996 was $.406 per share, and the market value of the options granted to Mr. Valentino on such date was $0 (i.e. the difference between the market price and the exercise price multiplied by the amount of shares that may be purchased pursuant to the options).

(6) These options were granted under the 1995 Stock Option Plan, vest in three equal annual installments beginning December 1, 1997.


                     Option/SAR Grants in Last Fiscal Year

                  Shown below is information regarding stock option grants during the fiscal year ended December 31, 1996 to the Company's Chief Executive Officer and each of its principal executive officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS

---------------------------------------------------------------------------------------------------------------------
           (a)                    (b)                  (c)                  (d)                (e)               (f)
                          Number of
                          Securities          % of Total
                          Underlying          Options/SARs                               Market
                          Options/            Granted to             Exercise or         Price on
                          SARs                Employees in           Base Price          Date of           Expiration
Name                      Granted(#)          Fiscal Year (2)        ($/Sh)              Grant             Date
------------------------- ------------------- ---------------------  ------------------  ----------------  ---------------

William Weiss             50,000              13.5%                  $2.375(1)           $2.375            (3)

Sol Rosenberg             50,000              13.5%                  $2.375(1)           $2.375            (3)








Michael Suleski           24,000              6.5%                   $2.375(1)           $2.375            (3)
                          16,000              4.3%                   $.005               $2.375            (3)

David Valentino           4,213               1.1%                   $1.50               $1.625            (3)
                          3,918               1.1%                   $1.50               $.406             (3)

Gabe Schlisser            20,000              5.4%                   $.10 (4)            $.75              07-18-97


                  (1) The exercise price of the options granted is equal to the market value of the shares on the date of the grant.

                  (2) The percentage of stock options granted to each named executive officer is based on a total number of stock options granted during fiscal year 1996 of 370,342.

                  (3) All stock options granted to named executive officers may be exercised until the earlier of (i) the tenth anniversary of the date of grant, or (ii) ninety days after the optionee ceases to be an employee or director of the Company for any reason other than death or disability, or (iii) the first anniversary of the optionee's death or disability.

                  (4) These options were granted under the 1995 Stock Option Plan, vest in three equal annual installments beginning December 1, 1997.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

                  William Weiss, Chief Executive Officer of the Company, and Sol Rosenberg, President of the Company, have each entered into employment agreements with the Company each for a term ending December 31, 1998. In accordance with their respective contracts, each of Messrs. Weiss and Rosenberg is entitled to $120,000 compensation per annum. Messrs. Weiss and Rosenberg's annual compensation will be increased to $150,000 per annum after the end of the first fiscal year in which the Company is profitable. In addition, Mr. Rosenberg's contract requires the Company to use reasonable efforts to purchase disability insurance for his benefit in the maximum amount of $120,000 and provides for a severance payment upon termination without cause of $120,000; provided, however, that no severance pay shall be paid during the time, if any, that Mr. Rosenberg receives insurance payments pursuant to such disability insurance.

                  Michael Suleski, Vice President, Engineering, had an employment agreement with the Company which expired on December 31, 1996. His compensation pursuant to such agreement was $72,000 per annum, subject to increase by the Board of Directors. As of January 1, 1996, Mr. Suleski's annual salary was increased to $100,000.

                  Helaine Fischer, Vice President, Sales and Marketing, had an employment agreement with the Company that expired on April 30, 1996. Under the terms of that agreement, Ms. Fischer worked full time for the Company through July 31, 1995. From August 1, 1995 through December 31, 1995, she worked four days per week. From January 1, 1996 through April 30, 1996, she worked three days per week, after which Ms. Fischer's tenure as Vice President, Sales and Marketing, and as an employee of the Company ended. Under Ms. Fischer's employment agreement she received a salary of $150,000 per annum for full time work (i.e., five days per week with customary vacations), which amount was prorated for the number of days worked beginning in August 1995.

                  David Valentino, Vice President, Sales and Marketing, has an employment agreement with the Company which expires on June 30, 1999. The contract provides that the Company shall (i) pay Mr. Valentino a salary at an annual rate of $135,000, (ii) pay Mr. Valentino incentive compensation, and
(iii) grant him stock options, if the quarterly systems sales quotas, as specified in Mr. Valentino's employment contract, are met. Mr. Valentino (i) met the sales quota for September 30, 1996, and (ii) partially met the sales quota for December 31, 1996, and was granted options to purchase 4,213 and 3,918 shares, respectively, of Common Stock. The employment contract provides that the Company shall, in each December of the term of employment of Mr. Valentino, contribute $7,500 to Mr. Valentino's 401(K) plan. In the event the Company terminates Mr. Valentino without cause prior to the termination of his employment contract, then he shall receive a severance payment in the amount of $67,500, all bonus amounts owed and a proportionate amount of the options that he was entitled to at the time of such termination.

                  The Company is the sole beneficiary of $1,000,000 term life insurance policies covering each of Messrs. Weiss and Rosenberg.

STOCK OPTION PLANS

                  The Company does not have any pension, profit sharing or bonus plan except the 1993 Stock Option Plan and the 1995 Stock Option Plan, as amended, each described below.

1993 OPTION PLAN

                  In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Option Plan") covering 58,126 shares of Common Stock, pursuant to which key employees, other than directors, of the Company were eligible to receive stock options, either incentive or non-qualified stock options. The 1993 Option Plan expires February 1, 2003 and is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of the purchase of options are determined by the Board of Directors. Stock options granted under the 1993 Option Plan are exercisable for a period of up to ten years from the date of grant, unless the key employee is a substantial shareholder, as defined in the next succeeding sentence, in which event such options shall be exercisable for a period of up to five years. Incentive stock options are granted at not less than 100% of fair market value of the

Common Stock on the date of grant, unless the key employee is a substantial shareholder, defined in the 1993 Option Plan as owning more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary thereof, in which event the exercise price of an incentive stock option is 110% of the fair market value of the Common Stock on the date of an option grant. The option price of non-qualified stock options granted under the 1993 Option Plan is not less than 100% of the fair market value of the Common Stock, unless the Board of Directors determines to grant options at a lower percentage. Generally, options are non-transferable except by the laws of descent and distribution. If an optionee ceases to be employed by the Company, the option will terminate three months after he ceases to be so employed (unless provided otherwise in the related option agreement in the case of a non-qualified stock option), and if the option is an incentive stock option, the option may be exercised one year from cessation of employment if caused by death or disability. Options may be exercised with cash, or with the consent of the Board of Directors, in whole or in part in shares of Common Stock having a fair market value on the date the option is exercised equal to that portion of the purchase price for which payment in cash is not made.

                  As of April 15, 1997, options to acquire 58,126 shares of Common Stock had been granted under the 1993 Option Plan. At such date, 26,287 options had expired, 31,839 options remained outstanding and none had been exercised. All of the 31,839 outstanding options are incentive stock options with an exercise period of five years, expiring over periods from 1998 to 2000, exercisable at $2.595. No options were granted at discounts from the fair market value of the Common Stock on the date of grant.

                  None of the named executive officers in the Summary Compensation Table were granted any options under the 1993 Option Plan in fiscal 1996.

1995 STOCK OPTION PLAN

                  In May 1995, the Board of Directors adopted, and the Company's shareholders approved, the 1995 Stock Option Plan, which was amended by the Board of Directors on August 23, 1996, and which amendment was approved by the Company's shareholders, to, among other things, provide for formula based awards to Employee Directors and Non-Employee Directors (the "1995 Stock Option Plan").

                  The Company's 1995 Stock Option Plan, as amended in 1996, provides for incentive and non-qualified stock options to purchase Common Stock to be issued to key employees, directors, former directors, consultants and other persons who have conferred substantial benefit upon the Company, in order to attract and retain such key personnel and executives with the ability to achieve the corporate objectives necessary to increase shareholder value. Such incentives encourage the holder to manage the Company's business in the best interests of shareholders by creating an identity of interest with the shareholders.

Administration

                  The 1995 Stock Option Plan is administered by a committee (the "Committee") consisting of either the full Board of Directors or at least two directors, each of whom is an "outside director" as that term is defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Until there are members of the Board who qualify as "outside directors," the full Board will administer the 1995 Stock Option Plan.

                  The Committee has the full power and authority, subject to the provisions of the 1995 Stock Option Plan, to designate participants, grant options and determine the terms of all options, other than options granted to Employee Directors and Non-Employee Directors pursuant to the formula described below. The Committee has the right to make adjustments with respect to options granted under the 1995 Stock Option Plan in order to prevent unfair dilution or enlargement of the rights of any holder. The members of the Board of Directors are not eligible to receive options under the 1995 Stock Option Plan other than pursuant to the formula based awards for Employee Directors and Non-Employee Directors described below.

Stock Options

                  The terms of specific options granted under the 1995 Stock Option Plan are determined by the Committee, other than in the case of formula based awards to Employee Directors and Non-Employee Directors. The per share exercise price of the Common Stock subject to an option shall not be less than 100% of the fair market value of the Common Stock on the date of grant, unless, with respect to an option which is not an incentive stock option, the Board approves a lower percentage with respect to such option. However, in the case of an incentive stock option granted to a holder of shares representing at least 10% of the total combined voting power of all classes of stock of the Company or the parent or a subsidiary thereof (a "Substantial Shareholder"), the per share exercise price shall not be less than 110% of the fair market value of the Common Stock on the date of grant. The term of each option shall be determined by the Committee, but no option shall be exercisable after ten years have elapsed from the date upon which the option is granted. However, if an incentive stock option is granted to a Substantial Holder, the term of such option shall not exceed five years.

                  Upon the exercise of an option (including option grants to Employee Directors and Non-Employee Directors under the provision for automatic grants described below), the option holder shall pay the Company the exercise price plus the amount of the required federal and state withholding taxes, if any. An optionee is subject to approval of the Committee, allowed to pay the exercise price in shares of Common Stock, only if such Common Stock has been held by the optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes (and otherwise meeting any other requirements to avoid such charge). An optionee is subject to approval of the Committee, allowed to pay the exercise price pursuant to a broker-assisted cashless-exercise program established by the Committee; provided in each case that such methods avoid "short-swing" profits to the optionee under Section 16(b) of the Exchange Act. Withholding taxes due upon such exercise may also be satisfied pursuant to such broker-assisted cashless-exercise program. The availability of the alternative to pay the exercise price pursuant to a broker-assisted cashless-exercise program is limited so that such alternative is not available with respect to incentive stock options outstanding as of the date of shareholder approval of the 1995 Stock Option Plan.

                  The 1995 Stock Option Plan terminates upon the earlier of (x) the date on which all shares of Common Stock available for issuance thereunder shall have been issued, (y) the termination of such plan by the Board of Directors, or (z) March 1, 2005.

Option Grants to Employee Directors and Non-Employee Directors

                  The 1995 Stock Option Plan contains a provision for automatic annual grants of stock options to Employee Directors and Non-Employee Directors. As of the effective date of the 1995 Stock Options Plan each (i) Employee Director who is a member of the Board on December 31 of a year during the term of the 1995 Stock Option Plan shall be eligible to receive a non-qualified stock option to purchase one percent (1%) of the outstanding Common Stock of the Company on the date of grant on the first business day of the following year and (ii) Non- Employee Director who is a member of the Board on December 31 of a year during the term of the 1995 Stock Option Plan shall be eligible to receive a non-qualified stock option to purchase one-fourth of one percent (1/4%) of the outstanding Common Stock of the Company on the date of grant on the first business day of the following year. The exercise price of the shares of Common Stock subject to options granted to each such director shall be 100% of the fair market value of the shares of Common Stock on the date of grant. Options granted to such directors may only be exercised within ten years of the date of grant. Such options terminate (i) three months after termination of the director's service as a director of the Company (or if the director is also an employee or consultant of the Company, three months after termination of such director's service in all such capacities) for any reason other than disability (as such term is defined by Section 22(e)(3) of the Code) or death, (ii) three months after the date the director ceases to serve as a director of the Company due to disability or (iii) (A) twelve months after the date the director ceases to serve as a director due to the death of the director or (B) three months after the death of the director if such death shall occur during the three month period following the date the director ceased to serve as a director of the Company due to disability. Except as discussed therein, options granted to Employee Directors and Non-Employee Directors are on the same terms and conditions as all other options granted pursuant to the 1995 Stock Option Plan.

                  As of April 15, 1997, 1,000,000 shares of Common Stock issuable under the 1995 Stock Option Plan, 761,836 shares were issued and 238,164 shares were reserved for issuance under such plan. The 1995 Stock Option Plan terminates upon the earlier of (i) the date on which all shares of Common Stock available for issuance thereunder have been issued, (ii) the termination of such Plan by the Board of Directors, or (iii) March 1, 2005 and is administered by the Committee (as defined herein). At such date, 46,600 options had expired, 686,728 options remained outstanding and 28,508 had been exercised. Of the 686,728 outstanding options, 253,565 are incentive stock options with an exercise period of 10 years, at exercise prices ranging from $.10 per share to $2.375 per share. The remaining 433,163 options outstanding are non-qualified and are exercisable for 10 years at exercise prices ranging from $.005 per share to $2.375 per share. No named executive officer in the Summary Compensation Table received any options under the 1995 Stock Option Plan in fiscal 1995. In January 1996, William Weiss and Sol Rosenberg each received options under the 1995 Stock Option Plan for 50,000 shares of Common Stock exercisable at $2.375 per share and Michael Suleski received options under the 1995 Stock Option Plan for 40,000 shares of Common Stock, 16,000 exercisable at $.005 and 24,000 exercisable at $2.375 per share. On December 1, 1996, Gabe Schlisser received options under the 1995 Stock Option Plan for 20,000 shares of Common Stock, exercisable at $.10 per share, and vesting in three equal annual installments beginning December 1, 1997. On September 30, 1996 and December 31, 1996 David Valentino received options under the 1995 Stock Option Plan for 4,213 and 3,918 shares respectively, of Common Stock, exercisable at $1.50 per share. In January 1997, each of William Weiss, Sol Rosenberg and Michael Suleski received options under the 1995 Stock Option Plan for 77,721 shares of Common Stock, exercisable at $.40 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth, as of April 15, 1997, the names and beneficial ownership of the Company's Common Stock for shareholders known to the Company to beneficially own more than 5% of its voting securities.


Name and Address of                     Amount and Nature of                    Percent of Class (2)
Beneficial Owner                        Beneficial Ownership(1)
-------------------                     -----------------------                 --------------------

Stephen Kornfeld                                418,323                                 5.2%
c/o PaperClip Software, Inc.,
Three University Plaza,
Hackensack, New Jersey
07601.


--------------------------

(1) Based upon information furnished to the Company by either the beneficial owner or obtained from the stock transfer books of the Company. The Company is informed that these persons hold sole voting and dispositive power with respect to the shares of Common Stock except as noted herein.

(2) Based on 8,055,521 shares of Common Stock outstanding. Does not include (i) 234,672 shares of Common Stock reserved for issuance under the 1995 Stock Option Plan; (ii) 365,746 shares of Common Stock reserved for issuance under bridge warrants exercisable at $1.125 per share through April 2000; (iii) 45,608 shares of Common Stock reserved for issuance under warrants issued in connection with 8% secured notes, exercisable at $1.625 per share through August 8, 2002; (iv) 3,599,500 shares of Common Stock reserved for issuance under Class A Warrants exercisable at $3.125 per share through

         August 9, 2000; (v) 359,950 shares of Common Stock reserved for issuance under an option granted to Baron exercisable at $3.375 per share through 2000; (vi) 359,950 shares of Common Stock reserved for issuance under Class A Warrants issuable under an option granted to Baron exercisable at $4.219 per share through 2000; (vii) 432,302 shares of Common Stock reserved for issuance under convertible notes in an aggregate amount of $129,690.74 with a three year maturity, an interest rate of 12% and convertible into Common Stock of the Company at a rate of $.30 per share, and (viii) 1,200,000 shares of Common Stock reserved for issuance under the convertible note in an amount of $300,000 with a one year maturity, an interest rate of 12% and convertible into Common Stock of the Company at a rate of $.25 per share. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which such person or group of persons has the right to acquire within 60 days of April, 15 1997 is deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

                  The following table sets forth, as of April 15, 1997, the names and beneficial ownership of the Company's Common Stock for directors, individually itemized, and for directors and officers as a group, without naming them, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation").



Name and Address of                      Amount and Nature of
Beneficial Owner*                        Beneficial Ownership(1)                Percent of Class (2)
-------------------                      -----------------------                --------------------

William Weiss                            544,491(3)                             6.7%

Sol Rosenberg                            388,639(4)                             4.8%

Michael Suleski                          175,959(5)                             2.2%

David Valentino                          8,131(6)                               **

Gabe Schlisser                           20,000(7)                              **

All directors and executive
officers as a group (5 persons)          1,137,220                              16.7%

---------------------------

* Addresses are c/o PaperClip Software, Inc., Three University Plaza, Hackensack, New Jersey 07601.

**       Less than 1%.

(1) Based upon information furnished to the Company by either the directors and officers or obtained from the stock transfer books of the Company. The Company is informed that these persons hold sole voting and dispositive power with respect to the shares of Common Stock except as noted herein.

(2) Based on 8,055,521 shares of Common Stock outstanding. Does not include (i) 234,672 shares of Common Stock reserved for issuance under the 1995 Stock Option Plan; (ii) 365,746 shares of Common Stock reserved for issuance under bridge warrants exercisable at $1.125 per share through April 2000; (iii) 45,608 shares of Common Stock reserved for issuance under warrants issued in connection with 8% secured notes, exercisable at $1.625 per share through August 8, 2002; (iv) 3,599,500 shares of Common Stock reserved for issuance under Class A Warrants exercisable at $3.125 per share through August 9, 2000; (v) 359,950 shares of Common Stock reserved for issuance under an option granted to Baron exercisable at $3.375 per share through 2000; (vi) 359,950 shares of Common Stock reserved for issuance under Class A Warrants issuable under an option granted to Baron exercisable at $4.219 per share through 2000; (vii) 432,302 shares of Common Stock reserved for issuance under convertible notes in an aggregate amount of $129,690.74 with a three year maturity, an interest rate of 12% and convertible into Common Stock of the Company at a rate of $.30 per share, and (viii) 1,200,000 shares of Common Stock reserved for issuance under the convertible note in an amount of $300,000 with a one year maturity, an interest rate of 12% and convertible into Common Stock of the Company at a rate of $.25 per share. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which such person or group of persons has the right to acquire within 60 days of April, 15 1997 is deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes (i) 50,000 shares and 77,721 shares of Common Stock underlying options granted to Mr. Weiss under the 1995 Stock Option Plan; (ii) 26,668 shares of Common Stock held by the Sol Rosenberg Family 1994 Trust of which Mr. Weiss is one of the trustees; (iii) 9,000 shares of Common Stock underlying Class A Warrants owned by the Medical Registry, Inc. Profit Sharing Trust dated January 1, 1991 of which Mr. Weiss is a trustee and beneficiary; and (iv) 1,848 shares of Common Stock underlying warrants obtained in a private placement.

(4) Includes (i) 50,000 shares and 77,721 shares of Common Stock underlying options under the 1995 Stock Option Plan; and (ii) 26,668 shares of Common Stock held by the Sol Rosenberg Family 1994 Trust of which William Weiss and Mr. Rosenberg's spouse are the trustees and of which Mr. Rosenberg's spouse and children are the beneficiaries. Mr. Rosenberg disclaims beneficial ownership of the shares held by the Sol Rosenberg Family 1994 Trust.

(5) Includes (i) 15,408 shares of Common Stock underlying options granted to Mr. Suleski under the 1993 Option Plan; and (ii) 40,000 and 77,721 shares of Common Stock underlying options granted to Mr. Suleski under the 1995 Stock Option Plan.

(6) Includes 8,131 shares of Common Stock underlying options granted under the 1995 Stock Option Plan to Mr. Valentino pursuant to his employment contract.

(7) Includes 20,000 shares of Common Stock underlying options granted under the 1995 Stock Option Plan to Mr. Schlisser on December 1, 1996, which vest in three equal annual installments beginning December 1, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In August 1994, at the request of the Company, some members of Moroze Sherman Gordon & Gordon, P.C., former counsel to the Company, accepted a note (the "MSG&G Note") in the face amount of $150,000 to evidence $150,000 of fees and disbursements due to such firm, and the holders thereof were issued warrants to purchase 18,490 shares. They agreed to extend the maturity of the MSG&G Note to the earlier of (i) September 30, 1995 or (ii) the consummation of the Company's initial public offering, and the MSG&G Note was paid from the proceeds of such public offering. In 1994 and 1995, the Company paid Moroze Sherman Gordon & Gordon, P.C. approximately $815,000 in legal fees and related disbursements (inclusive of the principal amount of the MSG&G
Note), some of which amount related to services rendered in 1993. In 1996 the Company paid Moroze Sherman Gordon & Gordon, P.C. approximately $162,468.84 in legal fees and related disbursements.

                  In July 1995, the Company issued (for benefits conferred upon the Company) options to purchase 35,000 shares of Common Stock at $2.50 per share to David Gordon, and options to purchase 35,000 shares of Common Stock at $2.50 per share to Nahum Gordon, under the 1995 Stock Option Plan. Such options became exercisable in full on October 15, 1995 and expire ten years from the date of grant.

                  On February 27, 1995, Mr. Weiss loaned the Company $100,000 on a non-interest bearing basis. Such loan was repaid in two equal installments of $50,000 on March 13, 1995 and April 12, 1995, respectively, from revenues generated by the Company.

                  On February 28, 1997, Mr. Kornfeld was granted 333,333 shares of Common Stock of the Company in connection with his work as a consultant for the Company in the merger and acquisition transaction that the Company is currently in the process of completing with Access Solutions International, Inc.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PAPERCLIP SOFTWARE, INC.

                                By: /s/ William Weiss
                                --------------------------------------
                                William Weiss, Chief Executive Officer

Date:  April 30, 1997