Form 10QSB
period 1997-03-31
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1997-05-15
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1997

Commission file number 0-26598

                  PAPERCLIP SOFTWARE, INC.
   (Exact name of registrant as specified in its charter)

                          DELAWARE
                  (State of incorporation)

                         22-3137907
                  (IRS Employer ID number)

       THREE UNIVERSITY PLAZA
       HACKENSACK, NJ                           07601
    (Address of principal executive offices)  (Zip Code)
                        (201)487-3503
               (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                April 30, 1997
Common Stock, $.01 par value            8,055,521
Redeemable Class A Warrants             3,599,500

                          PAPERCLIP SOFTWARE, INC.



                                   INDEX


                                                      Page #
Part I.    Financial Information

Item 1.    Financial statements

           Condensed Balance Sheets                     1

           Condensed Statements of Operations           2

           Condensed Statements of Cash Flows           3

           Notes to Condensed Financial Statements      4

 Item 2 .  Managements Discussion and Analysis
           of Financial Condition and
           Results of Operations                        5

 Part II   Other Information

 Item 6.   Exhibits and reports on Form 8-K             6

 Signatures                                             7

 Exhibit index                                          8

 Exhibit    Exhibit 27, Article 5 Financial
            Data Schedule                               9

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEETS -- MARCH 31, 1997 (Unaudited)
AND DECEMBER 31, 1996
                                           Mar 31,         Dec 31,
                                             1997            1996
                                         ------------    ------------
ASSETS
CASH and CASH EQUIVALENTS                    $39,007        $220,573
ACCOUNTS RECEIVABLE (net of
   allowance for doubtful accounts
   of $40,000 at March 31, 1997
   and December 31, 1996                     197,301         275,527
PREPAID EXPENSES AND OTHER CURRENT ASSETS     16,144          33,855
                                         ------------    ------------
Total current assets                         252,452         529,955
                                         ------------    ------------
EQUIPMENT, FURNITURE AND FIXTURES
Computer and office equipment                386,597         669,889
Furniture and fixtures                       204,858         204,858
                                         ------------    ------------
                                             591,455         874,747
Less- Accumulated depreciation              (222,609)       (451,902)
                                         ------------    ------------
                                             368,846         422,845
                                         ------------    ------------
OTHER ASSETS                                  50,003          53,282
                                         ------------    ------------
Total assets                                $671,301      $1,006,082
                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $1,337,336      $1,125,306
DEFERRED REVENUE                              54,043          56,066
CURRENT PORTION OF CAPITALIZED LEASE          37,473          49,442
                                         ------------    ------------
Total current liabilities                  1,428,852       1,230,814

NOTES PAYABLE                                429,691         129,691

CAPITAL LEASE, NET OF CURRENT PORTION          3,966           3,966

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 30,000,000
   shares; $.01 par value; issued and
   outstanding 8,055,521 shares on
   Mar 31, 1997 and 7,722,188 shares
   at December 31, 1996                       80,555          77,222
Additional paid-in capital                16,411,145      16,362,395
Accumulated deficit                      (17,682,908)    (16,798,006)
                                          (1,191,208)       (358,389)
Total liabilities and                    ------------    ------------
   stockholders' equity (deficit)           $671,301      $1,006,082
                                         ============    ============
                               -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 1997 AND MARCH 31, 1996
UNAUDITED

                                             1997            1996
                                         ------------    ------------
NET SALES                                   $285,309        $488,030
                                         ------------    ------------

OPERATING EXPENSES:
Salaries and related benefits                309,369         363,192
Research and development expenses            380,485         633,225
Selling expenses                             207,220         193,819
General and administrative expenses          268,204         245,066
                                         ------------    ------------
     Total operating expenses              1,165,278       1,435,302
                                         ------------    ------------


     Loss from operations                   (879,969)       (947,272)
                                         ------------    ------------

OTHER INCOME (EXPENSE):
Interest income                                2,450          41,658
Interest expense                              (7,383)         (1,672)
                                         ------------    ------------
                                              (4,933)         39,986
                                         ------------    ------------


Net loss                                   ($884,902)      ($907,286)
                                         ============    ============

LOSS PER COMMON SHARE                         ($0.11)         ($0.25)
                                         ============    ============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                         7,837,003       3,625,467
                                         ============    ============




                                          -2-


PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
UNAUDITED
                                                1997            1996
                                         ------------    ------------
OPERATING ACTIVITIES:
Net loss                                   ($884,902)      ($907,286)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                  53,999          35,652
Decrease (increase) in accounts
   receivable                                 78,226         (55,133)
Decrease (Increase)  in prepaid
   expenses and other current assets          17,711         (12,508)
   Decrease (increase) in other
        assets                                 3,279           2,824
   Increase (decrease) in accounts payable,
        accounts payable, accrued
        expenses and deferred revenues       210,007         (35,803)
                                         ------------    ------------
Net cash used in operating activities       (521,680)       (972,254)
                                         ------------    ------------
INVESTING ACTIVITIES -- Purchases of
   equipment, furniture and fixtures               0         (39,997)
                                         ------------    ------------
FINANCING ACTIVITIES:
Proceeds from issuance of stock in
   exchange for Bridge Warrants and cash           0         222,743
Issuance of stock for compensation            52,083
Proceeds from borrowings                     300,000               0
Payments on capitalized leases               (11,969)        (11,162)
                                         ------------    ------------
Net cash provided by financing activities    340,114         211,581
                                         ------------    ------------

Net (decrease) increase in cash             (181,566)       (800,670)

CASH, beginning of period                    220,573       3,661,009
                                         ------------    ------------
CASH, end of period                          $39,007      $2,860,339
                                         ============    ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                   $865          $1,672
                                         ============    ============

                                   -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus and Form 10-KSB (for the year ended December 31,
1996) as filed with the Securities and Exchange Commission.



NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price.
As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25,would be treated as common stock equivalents unless their inclusion be antidilutive. The unexercised Bridge Warrants have not been treated as common stock equivalents at March 31, 1996 or March 31, 1997 as their inclusion would be antidilutive. The share data contained in this note does not take into account a 2 for 1 stock split effected as of May 1996.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of  Operations
Three Months Ended March 31, 1997 Compared with Three Months
Ended March 31, 1996

Net sales for the three months ended March 31, 1997 decreased by 41.54% over the three months ended March 31, 1996 (from $488,030 to $285,309) due to lower demand. None of such decrease was a result of a decrease in prices. The decrease in sales was partially due to a decrease in marketing efforts which resulted from the Company's financial constraints.

Salaries and related benefits decreased in such period by 14.82%
(from $363,192 to $309,369) due to reduced commissions and a decrease in personnel resulting from the Company's financial constraints.

Research and development expenses decreased by 39.91% (from
$633,225 to $380,485) due to completion of internet products, cessation of work on the workflow products, and the Company's financial constraint.

Selling expenses increased by 6.91% (from $193,819 to $207,220).

General and administrative expenses increased by .09% (from
$245,066 to $268,204) due to an increase in fees related to the sale of the Company's assets, as described below, which increase was partially offset by a reduction in recruiting fees.

The net loss from operations for the three months ended March 31, 1997 decreased by 5.2% over the three months ended March 31, 1996 (from $947,272 to $897,969) primarily due to a decrease in salaries and marketing efforts in light of the Company's financial constraints.

Liquidity and Capital Resources

March 31, 1997 Compared with December 31, 1996

For the three months ended March 31, 1997 the Company incurred a net loss of $884,902. As of March 31, 1997, the Company had an accumulated deficit of $17,682,908. The Company continues to incur operating losses. The Company had negative working capital of $700,859 and $1,176,400 as of December 31, 1996 and March 31,
1997, respectively.

Throughout 1996, the Company incurred losses and had been seeking sources of additional financing. In July 1996, the underwriter of the Company's initial public offering and principal market maker for its Common Stock, A.R. Baron & Co, Inc. ("A.R. Baron"), filed for bankruptcy. In the last several months of 1996, management had been engaged in discussions with a number of investment banks, corporate buyout firms and potential merger and joint venture partners regarding various financial and strategic alternatives for the Company. The Company was unable to identify additional source for public or private financing.



After evaluating several potential opportunities for a sale of the Company or its assets, the Company entered into a non-binding Letter of Intent dated January 2, 1997 (the "Letter of Intent") with Access Solutions International, Inc. ("Access Solutions"), providing for the parties to use their best efforts to negotiate a transaction involving the purchase by Access Solutions of substantially all of the assets of the Company and for Access Solutions to assume specified liabilities of the Company.

Pursuant to the Letter of Intent, Access Solutions provided a one year bridge loan, of $300,000 (the "Access Loan"), at an interest rate of 12% per annum, to the Company for use as operating capital. In consideration of such loan, the Company issued a convertible note to Access Solutions("the Convertible Note), convertible into common stock at a conversion price of twenty-five cents ($0.25) per share.

On April 15, 1997, the Company and Access Solutions entered into a definitive agreement for Access Solutions to purchase substantially all of the assets of the Company and for Access Solutions to assume substantially all of the liabilities of the Company, including the Convertible Note. The purchase price will be paid by delivery to the Company of approximately 1,544,438 shares of Access Solutions' common stock plus an equivalent number of Access Solutions' Class B Warrants. The shares and warrants of Access Solutions that shall be received by the Company in the transaction will be subject to a lock up agreement which will limit the transferability thereof prior to either (i) October 1998, if certain shareholders of Access Solutions agree to be bound by an identical lock up, or (ii) April 1998, if certain shareholders of Access Solutions do not agree to be bound by a lock up through October 1998.

The parties have also entered into a Management Agreement, dated April 15, 1997 (the "Management Agreement"), pursuant to which Access Solutions has assumed the management and control of the day-to-day operations of the Company pending the closing. Pursuant to the Management Agreement, pending the closing, Access Solutions is advancing funds to the Company, in accordance with an agreed upon budget.

It is currently anticipated that, following the closing of the transaction with Access Solutions, the Company will dissolve and distribute the Access Solutions shares and warrants to its shareholders, after making provisions for its liabilities, if any, and subject to any necessary holdbacks for the benefit of the Company's option and warrant holders. The timing of the distribution of the Access Solutions shares and warrants to the Company's shareholders has not yet been determined.











Consummation of the transaction is subject to various conditions, including approval of the Company's shareholders and the filing of a registration statement with the Securities Exchange Commission. The transaction is expected to close in July or August 1997. There can be no assurance that the Company will be successful in closing the above-described sale of assets to Access Solutions. The Company has not identified any alternative sources of liquidity and has no commitment with regard to obtaining any further funds which would be required to sustain the Company's operations if the agreement with Access Solutions cannot be closed.

On March 11, 1997, the Company was informed by NASDAQ that its securities had been deleted from The NASDAQ SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by NASDAQ. The Company's securities are now quoted on the OTC Bulletin Board.

                           PART II
                      OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits -
                    Exhibit 27- Financial Data Schedule

          (b)  Reports on Form 8-K

                The Company filed two(2) reports on Form 8-K during the period covered by this report. Each report on Form 8-K was filed with respect to Item 5. The date of such reports on Form 8-K were March 11, 1997 and
                April 15, 1997.

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


                         PAPERCLIP IMAGING SOFTWARE, INC.


                         BY   /s/ William Weiss
                              William Weiss, Chief Executive
                              Officer and Principal
                              Financial Officer

Date:     May 15, 1997

                   Paperclip Software, Inc.

                         Exhibit Index



      Exhibit Number                             Page #


         27        Financial Data Schedule           9