Form 10QSB
period 1997-06-30
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1997-08-19
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1997

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

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                July 31, 1997
Common Stock, $.01 par value            8,065,521
Redeemable Class A Warrants             3,599,500

                          PAPERCLIP SOFTWARE, INC.



                                   INDEX


                                                      Page #
Part I.    Financial Information

Item 1.    Financial statements

           Condensed Balance Sheets                     1

           Condensed Statements of Operations           2

           Condensed Statements of Cash Flows           3

           Notes to Condensed Financial Statements      4

 Item 2 .  Managements Discussion and Analysis
           of Financial Condition and
           Results of Operations                        5

 Part II   Other Information

 Item 6.   Exhibits and reports on Form 8-K             6

 Signatures                                             8

 Exhibit index                                          9

 Exhibit    Exhibit 27, Article 5 Financial
            Data Schedule                              10

            Exhibit 99.1 - Employment Termination      11
            Agreement and Release between the Company and Sol Rosenberg, dated as of June 18, 1997.

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEETS -- JUNE 30, 1997 (Unaudited)
AND DECEMBER 31, 1996
                                           June 30         Dec 31,
                                             1997            1996
                                         ------------    ------------
ASSETS
CASH and CASH EQUIVALENTS                   $181,728        $220,573
ACCOUNTS RECEIVABLE (net of
   allowance for doubtful accounts
   of $40,000 at June 30, 1997
   and December 31, 1996                     359,031         275,527
PREPAID EXPENSES AND OTHER CURRENT ASSETS        565          33,855
                                         ------------    ------------
Total current assets                         541,324         529,955
                                         ------------    ------------
EQUIPMENT, FURNITURE AND FIXTURES
Computer and office equipment                386,597         669,889
Furniture and fixtures                       204,858         204,858
                                         ------------    ------------
                                             591,455         874,747
Less- Accumulated depreciation              (276,609)       (451,902)
                                         ------------    ------------
                                             314,846         422,845
                                         ------------    ------------
OTHER ASSETS                                  50,624          53,282
                                         ------------    ------------
Total assets                                $906,794      $1,006,082
                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $1,275,982      $1,125,306
LOANS PAYABLE - ASI                        1,037,433
DEFERRED REVENUE                              19,045          56,066
CAPITALIZED LEASE                             29,260          49,442
                                         ------------    ------------
Total current liabilities                  2,361,720       1,230,814
NOTES PAYABLE                                129,691         129,691
CAPITAL LEASE, NET OF CURRENT PORTION                          3,966

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 30,000,000
   shares; $.01 par value; issued and
   outstanding 8,065,521 shares on
   June 30, 1997 and 7,722,188 shares
   at December 31, 1996                       80,655          77,222
Additional paid-in capital                16,412,045      16,362,395
Accumulated deficit                      (18,077,317)    (16,798,006)
                                         ------------    ------------
   Stockholders' equity (deficit)         (1,584,617)       (358,389)
                                         ------------    ------------
Total liabilities and
   stockholders' equity (deficit)           $906,794      $1,006,082
                                         ============    ============
                               -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
UNAUDITED

                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                          1997           1996                  1997          1996
                                      ------------   ------------      -------------  ------------
NET SALES                                $635,559       $495,545           $920,868      $983,575
                                      ------------   ------------      -------------  ------------

OPERATING EXPENSES:
Salaries and related benefits             410,437        389,789            719,806       752,981
Research and development expenses         275,171        830,828            655,656     1,464,053
Selling expenses                          119,158        402,771            326,378       596,590
General and administrative expenses       211,637        247,623            479,841       492,689
                                      ------------   ------------      -------------  ------------
     Total operating expenses           1,016,403      1,871,011          2,181,681     3,306,313
                                      ------------   ------------      -------------  ------------


     Loss from operations                (380,844)    (1,375,466)        (1,260,813)   (2,322,738)
                                      ------------   ------------      -------------  ------------

OTHER INCOME (EXPENSE):
Interest income                               687         41,658              3,137        67,983
Interest expense                          (14,254)        (1,672)           (21,637)       (3,147)
                                      ------------   ------------      -------------  ------------
                                          (13,567)        39,986            (18,500)       64,836
                                      ------------   ------------      -------------  ------------


Net loss                                ($394,411)   ($1,335,480)       ($1,279,313)  ($2,257,902)
                                      ============   ============      =============  ============

LOSS PER COMMON SHARE                      ($0.05)        ($0.18)            ($0.16)       ($0.30)
                                      ============   ============      =============  ============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                      8,065,521      7,620,692          7,951,893     7,435,815
                                      ============   ============      =============  ============




                                                                        -2-


PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
UNAUDITED
                                                1997            1996
                                         ------------    ------------
OPERATING ACTIVITIES:
Net loss                                 ($1,279,311)    ($2,257,902)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                 107,999          75,852
(Increase) in accounts receivable            (83,504)       (107,026)
Decrease (Increase)  in prepaid
   expenses and other current assets          33,290         (21,683)
Decrease in other assets                       2,658             366
Increase in accounts payable,
   accrued expenses and deferred revenues    113,655          59,307
                                         ------------    ------------
Net cash used in operating activities     (1,105,213)     (2,251,086)
                                         ------------    ------------
INVESTING ACTIVITIES -- Purchases of
   equipment, furniture and fixtures                        (107,587)
                                         ------------    ------------
FINANCING ACTIVITIES:
Proceeds from issuance of stock in
   exchange for Bridge Warrants and cash                     616,456
Proceeds from issuance of stock in
   exchange for Stock Options and cash         1,000          33,624
Issuance of stock for compensation            52,083
Proceeds from borrowings                   1,037,433
Payments on capitalized leases               (24,148)        (22,520)
                                         ------------    ------------
Net cash provided by financing activities  1,066,368         627,560
                                         ------------    ------------

Net (decrease) increase in cash              (38,845)     (1,731,113)

CASH, beginning of period                    220,573       3,661,009
                                         ------------    ------------
CASH, end of period                         $181,728      $1,929,896
                                         ============    ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                 $1,700          $1,672
                                         ============    ============

                                   -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997



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



NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price.
As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25,would be treated as common stock equivalents unless their inclusion be antidilutive. The unexercised Bridge Warrants have not been treated as common stock equivalents at June 30, 1996 or June 30, 1997 as their inclusion would be antidilutive. The share data contained in this note does not take into account a 2 for 1 stock split effected as of May 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of  Operations

PAPERCLIP SOFTWARE, INC.

Three Months and Six Months Ended June 30, 1997 Compared with Three Months and Six Months Ended June 30, 1996.

 Net sales for the three months ended June 30, 1997 increased by 28% over the three months ended June 30, 1996 (from $495,545 to $635,559) due to increased demand. Net sales for the six months ended June 30, 1997 decreased by 6% over the six months ended June 30, 1996 (from $983,575 to $920,868) due to lower demand in the first quarter of 1997. None of such decrease was a result of a decrease in prices. Net sales were adversely affected due to a decrease in marketing efforts, which resulted from the Company's financial constraints.

Salaries and related benefits for the three months ended June 30, 1997 decreased by 5% over the three months ended June 30, 1996 (from $389,789 to $410,437). Salaries and related benefits for the six months ended June 30, 1997 decreased by 4% over the six months ended June 30, 1996 (from $752,981 to $719,806). The decrease was due to a reduction in general and administrative personnel, resulting from the Company's financial constraints.

Research and development expenses for the three months ended June 30, 1997 decreased by 67% over the three months ended June 30, 1996 (from $830,828 to $275,171). Research and development expenses for the six months ended June 30, 1997 decreased by 55% over the six months ended June 30, 1996 (from $1,464,053 to $655,656). The decrease was due to completion of internet products, cessation of work on the workflow products, and the Company's financial constraints.

Selling expenses for the three months ended June 30, 1997
decreased by 70%  over the three months ended June 30, 1996
(from $402,771 to $119,158). Selling expenses for the six months ended June 30, 1997 decreased by 45% over the six months ended June 30, 1996 (from $596,590 to $326,378). The decrease was due to a lower marketing effort and lower promotion expenses resulting from the Company's financial constraints.

General and administrative expenses for the three months ended June 30, 1997 decreased by 15% over the three months ended June 30, 1996 (from $247,623 to $211,637). General and administrative expenses for the six months ended June 30, 1997 decreased by 3% over the six months ended June 30, 1996 (from $492,689 to $479,841), due to a increase in professional fees related to the sale of the Company's assets, as described below, which increase was offset by a reduction in recruiting fees.

The net loss from operations for the three months ended June 30, 1997 decreased by 70% over the three months ended June 30, 1996 (from $1,335,480 to $394,411). The net loss from operations for the six months ended June 30, 1997 decreased by 43% over the six months ended June 30, 1996 (from $2,257,902 to $1,279,313). The decrease was primarily due to a decrease in research and development and marketing efforts in light of the Company's financial constraints.

Liquidity and Capital Resources

June 30, 1997 Compared with December 31, 1996

For the quarter ended June 30, 1997 the Company incurred a net loss of $394,411. As of June 30, 1997, the Company had an accumulated deficit of $1,807,317. The Company continues to incur operating losses. The Company had negative working capital of $700,859 and $1,520,396 as of December 31, 1996 and June 30, 1997, respectively.

Throughout 1996, the Company incurred losses and had been seeking sources of additional financing. In July 1996, the underwriter of the Company's initial public offering and principal market maker for its Common Stock, A.R. Baron & Co, Inc. ("A.R. Baron"), filed for bankruptcy. In the last several months of 1996, management had been engaged in discussions with a number of investment banks, corporate buyout firms and potential merger and joint venture partners regarding various financial and strategic alternatives for the Company. The Company was unable to identify additional sources for public or private financing.

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

On April 15, 1997, the Company and Access Solutions entered into a definitive agreement for Access Solutions to purchase substantially all of the assets of the Company and for Access Solutions to assume substantially all of the liabilities of the Company, including the Convertible Note. The purchase price will be paid by delivery to the Company of approximately 1,544,438 shares of Access Solutions' common stock plus an equivalent number of Access Solutions' Class B Warrants (the "Asset Sale Transaction"). The shares and warrants of Access Solutions that shall be received by the Company in the transaction will be subject to a lock up agreement which will limit the transferability thereof prior to either (i) October 1998, if certain shareholders of Access Solutions agree to be bound by an identical lock up, or (ii) April 1998, if certain shareholders of Access Solutions do not agree to be bound by a lock up through October 1998.

The parties have also entered into a Management Agreement, dated April 15, 1997 (the "Management Agreement"), pursuant to which Access Solutions has assumed the management and control of the day-to-day operations of the Company pending the closing. Pursuant to the Management Agreement, pending the closing, Access Solutions is advancing funds to the Company, in accordance with an agreed upon budget. As of July 31, 1997, aggregate amounts advanced to the Company pursuant to the Management Agreement totalled $1,399,933.

Currently the Company and Access Solutions are engaged in discussions regarding amending the form and the terms of the Asset Sale Transaction. These discussions are not expected to materially change the amount of consideration to be received by the Company's shareholders in the transaction. The discussions have resulted in a delay in the consummation of the Asset Sale Transaction.

Consummation of a transaction with Access Solutions is subject to various conditions, including approval of the Company's shareholders and the filing of a registration statement with the Securities Exchange Commission. The transaction is expected to close in October, 1997. There can be no assurance that the Company will be successful in its current negotiations with Access Solutions regarding amending the form and the terms of the Asset Sale
Transaction or otherwise consummating the original Asset
Sale Transaction. The Company has not identified any alternative sources of liquidity and has no commitment with regard to obtaining any further funds which would be required to sustain the Company's operations if the agreement with Access Solutions cannot be closed.

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

Date:   August 18, 1997

                           PART II
                      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

          (a) Exhibits -
        Exhibit 27- Financial Data Schedule

        Exhibit 99.1 - Employment Termination Agreement
                       and Release between the Company
                       and Sol Rosenberg, dated as of
                       June 18, 1997.

          (b)  Reports on Form 8-K

              The Company has not filed any reports 8-K for the quarter months ended June 30, 1997.

                   Paperclip Software, Inc.

                         Exhibit Index



      Exhibit Number                               Page #


            27     Financial Data Schedule            11

            99.1   Employment Termination Agreement   12
                   and Release between the Company
                   and Sol Rosenberg, dated as of
                   June 18, 1997.