Form 10QSB
period 1997-09-30
PAPERCLIP IMAGING SOFTWARE INC/DE
filed 1997-11-14
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1997

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

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                     November 10, 1997
Class
Common Stock, $.01 par value            8,101,521
Redeemable Class A Warrants             3,599,500

                    PAPERCLIP SOFTWARE, INC.



                               INDEX


                                                  Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets                         1

        Condensed Statements of Operations               2

        Condensed Statements of Cash Flows               3

        Notes to Condensed Financial Statements          4

Item 2 .Managements Discussion and Analysis
        of Financial Condition and
        Results of Operations                            5

Part II Other Information

Item 6. Exhibits and reports on Form 8-K                10

Signatures                                              11

Exhibit index                                           12

Exhibit 2  Agreement and Plan of Merger                 13

Exhibit 27, Article 5 Financial Data Schedule           14

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEETS -- SEPTEMBER 30, 1997 (Unaudited)
AND DECEMBER 31, 1996
                                         September 30,        Dec 31,
                                              1997              1996
                                        ---------------   --------------
ASSETS
Cash and cash equivalents                       $36,047         $220,573
Accounts receivable (net of
   allowance for doubtful accounts
   of $40,000 at September 30, 1997
   and December 31, 1996)                       214,085          275,527
Prepaid expenses and other current assets         1,465           33,855
                                         ---------------   --------------
Total current assets                            251,597          529,955
                                         ---------------   --------------
Equipment, furniture and fixtures:
Computer and office equipment                   386,597          669,889
Furniture and fixtures                          204,858          204,858
                                         ---------------   --------------
                                                591,455          874,747
Less- Accumulated depreciation                 (330,609)        (451,902)
                                         ---------------   --------------
                                                260,846          422,845
                                         ---------------   --------------
Other assets                                     50,624           53,282
                                         ---------------   --------------
Total assets                                   $563,067       $1,006,082
                                         ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses        $1,212,738       $1,125,306
Loans payable - ASI                           1,655,557
Deferred revenue                                 10,737           56,066
Capitalized lease                                16,866           49,442
                                         ---------------   --------------
Total current liabilities                     2,895,898        1,230,814
Notes payable                                   129,691          129,691
Capital lease, net of current portion                              3,966

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 30,000,000
   shares; $.01 par value; issued and
   outstanding 8,101,521 shares on
   September 30, 1997 and 7,722,188 shares
   at December 31, 1996                          81,015           77,222
Additional paid-in capital                   16,413,764       16,362,395
Accumulated deficit                         (18,957,301)     (16,798,006)
                                         ---------------   --------------
   Stockholders' equity (deficit)            (2,462,522)        (358,389)
                                         ---------------   --------------
Total liabilities and
   stockholders' equity (deficit)              $563,067       $1,006,082
                                         ===============   ==============
                               -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
UNAUDITED

                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,

                                              1997              1996                1997              1996
                                         ---------------   --------------   -------------  ----------------
Net sales                                      $232,219         $490,037      $1,153,087        $1,474,847
                                         ---------------   --------------   -------------  ----------------

Operating expenses:
Salaries and related benefits                   364,417          422,580       1,084,223         1,175,561
Research and development expenses               381,552          862,457       1,037,208         2,326,510
Selling expenses                                160,974          313,057         487,352           909,647
General and administrative expenses             192,792          280,661         672,633           773,350
                                         ---------------   --------------   -------------  ----------------
     Total operating expenses                 1,099,735        1,878,755       3,281,416         5,185,068
                                         ---------------   --------------   -------------  ----------------


     Loss from operations                      (867,516)      (1,388,718)     (2,128,329)       (3,710,221)
                                         ---------------   --------------   -------------  ----------------

Other income (expense):
Interest income                                      74           16,339           3,211            84,323
Interest expense                                (12,540)          (1,275)        (34,177)           (4,424)
                                         ---------------   --------------   -------------  ----------------
                                                (12,466)          15,064         (30,966)           79,899
                                         ---------------   --------------   -------------  ----------------


Net loss                                      ($879,982)     ($1,373,654)    ($2,159,295)      ($3,630,322)
                                         ===============   ==============   =============  ================

Loss per common share                            ($0.11)          ($0.18)         ($0.27)           ($0.47)
                                         ===============   ==============   =============  ================

Weighted average number common
shares outstanding                            8,075,391        7,721,538       7,990,911         7,643,333
                                         ===============   ==============   =============  ================





PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
UNAUDITED
                                                   1997             1996
                                         ---------------   --------------
OPERATING ACTIVITIES:
Net loss                                    ($2,159,295)     ($3,630,321)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                    162,000          116,352
Decrease (Increase) in accounts receivabl        61,442         (118,992)
Decrease (Increase)  in prepaid
   expenses and other current assets             32,390          (70,000)
Decrease in other assets                          2,657              241
Increase in accounts payable,
   accrued expenses and deferred revenues        42,102          418,457
                                         ---------------   --------------
Net cash used in operating activities        (1,858,704)      (3,284,263)
                                         ---------------   --------------
INVESTING ACTIVITIES -- Purchases of
   equipment, furniture and fixtures               ---          (126,203)
                                         ---------------   --------------
FINANCING ACTIVITIES:
Proceeds from issuance of stock in
   exchange for Bridge Warrants and cash                         616,456
Proceeds from issuance of stock in
   exchange for Stock Options and cash            3,080           33,624
Issuance of stock for compensation               52,083
Proceeds from borrowings                      1,655,557
Payments on capitalized leases                  (36,542)         (41,780)
                                         ---------------   --------------
Net cash provided by financing activities     1,674,178          608,300
                                         ---------------   --------------

Net (decrease) increase in cash                (184,526)      (2,802,166)

CASH, beginning of period                       220,573        3,661,009
                                         ---------------   --------------
CASH, end of period                             $36,047         $858,843
                                         ===============   ==============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                    $1,700           $4,424
                                         ===============   ==============



PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

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

NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting
Bulletin (SAB) of the Securities and Exchange Commission.
According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price.
As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25,would be treated as common stock equivalents unless their inclusion would be antidilutive. The unexercised Bridge Warrants have not been treated as common stock equivalents for the three and nine months ended at September
30, 1996 or September 30, 1997 as their inclusion would be antidilutive. The share data contained in this note does not take into account a 2 for 1 stock split effected as of May 1996.

PAPERCLIP SOFTWARE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of  Operations
Three Months and Nine Months Ended September 30, 1997 Compared with Three Months and Nine Months Ended September 30, 1996.

Net sales of PaperClip Software, Inc. (the "Company" or "PaperClip") for the three months ended September 30, 1997 decreased by 52.61% over the three months ended September 30, 1996 (from $490,037 to $232,219). Net sales for the nine months ended September 30, 1997 decreased by 21.82% over the nine months ended September 30, 1996 (from $1,474,847 to $1,153,087). The decrease was due to lower demand in the first and third quarters of 1997. Net sales were adversely affected by a decrease in marketing efforts, which resulted from the Company's financial constraints. None of such decrease was a result of a decrease in prices.

Salaries and related benefits for the three months ended September 30, 1997 decreased by 13.76% over the three months ended September 30, 1996 (from $422,580 to $364,417). Salaries and related benefits for the nine months ended September 30, 1997 decreased by 7.77% over the nine months ended September 30, 1996 (from $1,175,561 to $1,084,223). The decrease was due to a reduction in general and administrative personnel, resulting from the Company's financial constraints.

Research and development expenses for the three months ended September 30, 1997 decreased by 55.76% over the three months ended September 30, 1996 (from $862,457 to $381,552). Research and development expenses for the nine months ended September 30, 1997 decreased by 55.42% over the nine months ended September 30, 1996 (from $2,326,510 to $1,037,208). The decrease was due to the completion of internet products, the cessation of work on the workflow products, and the Company's financial constraints.

Selling expenses for the three months ended September 30, 1997 decreased by 48.58% over the three months ended September 30, 1996 (from $313,057 to $160,974). Selling expenses for the nine months ended September 30, 1997 decreased by 46.42% over the nine months ended September 30, 1996 (from $909,647 to $487,352). The decrease was due to a lower marketing effort and lower promotion expenses resulting from the Company's financial constraints.

General and administrative expenses for the three months ended September 30, 1997 decreased by 31.31% over the three months ended September 30, 1996 (from $280,661 to $192,792). General and administrative expenses for the nine months ended September 30,1997 decreased by 13.02% over the nine months ended September 30,1996 (from $773,350 to $672,633), due to an increase in professional fees related to the sale of the Company's assets, as described below, which increase was offset by a reduction in recruiting fees.

The net loss from operations for the three months ended September 30, 1997 decreased by 37.53% over the three months ended September 30, 1996 (from $1,388,718 to $867,516). The net loss from operations for the nine months ended September 30, 1997 decreased by 42.64% over the nine months ended September 30, 1996 (from $3,710,221 to $2,128,329). The decrease was primarily due to a decrease in research and development and marketing efforts in light of the Company's financial constraints.

Interest income for the three months ended September 30, 1997 decreased by 99.55% over the three months ended September 30, 1996 (from $16,339 to $74). Interest income for the nine months ended September 30, 1997 decreased by 96.19% over the nine months ended September 30, 1996 (from $84,323 to $3,211). The decrease is due to the loss of interest income on investments that the company had in 1996, which was used to fund operations.

Interest expense for the three months ended September 30, 1997 increased by 883.53% over the three months ended September 30, 1996 (from $1,275 to $12,540). Interest expense for the nine months ended September 30, 1997 increased by 672.54% over the nine months ended September 30, 1996 (from $4,424 to $34,177). The increase is due to accrued interest payable to Access Systems International for the advances it has made to fund the Company's operations.

Liquidity and Capital Resources
September 30, 1997 Compared with December 31, 1996

For the quarter ended September 30, 1997 the Company incurred a net loss of $879,982. As of September 30, 1997, the Company had an accumulated deficit of $18,957,301. The Company continues to incur operating losses. The Company had negative working capital of $700,859 and $2,644,301 as of December 31, 1996 and September 30, 1997, respectively.

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

On April 15, 1997, the Company and Access Solutions entered into a definitive agreement for Access Solutions to purchase substantially all of the assets of the Company and for Access Solutions to assume substantially all of the liabilities of the Company, including the Convertible Note. The purchase price was to have been paid by delivery to the Company of approximately 1,544,438 shares of Access Solutions' common stock plus an equivalent number of Access Solutions' Class B Warrants (the "Asset Sale Transaction").

On November 12, 1997, the parties entered into a definitive Merger Agreement which replaced the Asset Sale Transaction. Pursuant to the Merger Agreement, the consideration to the shareholders of PaperClip will be the same number of shares and warrants of Access Solutions as would have been paid in the aggregate to PaperClip under the Asset Sale Transaction except that 75,000 shares of Access Solutions Common Stock and 75,000 Access Solutions Class B Warrants will be held in escrow and subject to certain conditions. The shares and warrants of Access Solutions that shall be received by PaperClip in the transaction will be subject to a lock up agreement which will limit the transferability thereof prior to either (i)October 1998, if certain shareholders of Access Solutions agree to be bound by an identical lock up, or (ii) April 1998, if certain shareholders of Access Solutions do not agree to be bound by a lock up through October 1998.

The parties have also entered into a Management Agreement, dated April 15, 1997 (the "Management Agreement"), pursuant to which Access Solutions has assumed the management and control of the day-to-day operations of the Company pending the closing. Pursuant to the Management Agreement, pending the closing, Access Solutions is advancing funds to the Company, in accordance with an agreed upon budget. As of October 31, 1997, aggregate amounts advanced to the Company pursuant to the Management Agreement totaled $1,307,575.

Consummation of the merger with Access Solutions is subject to various conditions, including approval of the Company's shareholders and the filing of a registration statement with the Securities Exchange Commission. The transaction is expected to close before or on January 31, 1998. There can be no assurances that the merger will be consummated or that the original asset sale transaction will be consummated. PaperClip has not identified any alternative sources of liquidity and has no commitment with regard to obtaining any further funds which would be required to sustain PaperClip's operations if a transaction with Access Solutions cannot be consummated.

PaperClip has suffered recurring losses from operations and incurred negative cash flows from its operating activities which raise substantial doubt about PaperClip's ability to continue as a going concern. As a result, PaperClip's independent accountants in their report dated February 20, 1997 on the Financial Statements have included an explanatory paragraph that describes factors raising substantial doubt about PaperClip's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should PaperClip be unable to continue as a going concern.

In March 11, 1997, the Company was informed by NASDAQ that its securities had been deleted from The NASDAQ SmallCap
Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by NASDAQ. The Company's securities are now quoted on the OTC
Bulletin Board.

                 PART II

             OTHER INFORMATION


IteExhibits and Reports on Form 8-K

   (a) Exhibits -
        Exhibit 2- Agreement and Plan of
           Merger among PaperClip Software,
           Inc., Access Solutions International,
           Inc. and Paperclip Acquisition Corp.
           dated November 12, 1997

        Exhibit 27- Financial Data Schedule


   (b)  Reports on Form 8-K

   The Company has not filed any reports 8-K for the quarter months ended September 30, 1997.

                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  November 14, 1997

                   Paperclip Software, Inc.

                         Exhibit Index



      Exhibit Number                               Page #




            27     Financial Data Schedule              13

          99.1     Agreement and Plan of Merger         14