Form 10KSB
period 1999-12-31
PAPERCLIP SOFTWARE INCE
filed 2000-03-07
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                        Commission File Number 000-26598

                            PAPERCLIP SOFTWARE, INC.
             (Exact name of small business issuer in its charter)

                                    Delaware
              (State or other jurisdiction of incorporation or organization)

                                                    22-3137907
                      (I.R.S. Employer Identification No.)

                                611 Route 46 West
                       Hasbrouck Heights, New Jersey        07604
               (Address of principal executive offices)   (Zip Code)

                                  (201) 329-6300
                      (Issuer's  telephone number)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class: None               Name of exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act:

             Common Stock, Par Value $.01; Class A Purchase Warrants
                                (Title of Each Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 1998 was $1,145,219.

As of March 6, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the OTC Bulletin Board closing bid price on March 6, 2000) was $2,761,317. As of March 6, 2000, there were 8,121,521 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):   Yes ___   No     X



                                          1

                                     PART I

Item 1.  Description of Business.

INTRODUCTION

         PaperClip Software, Inc. formerly known as PaperClip Imaging Software, Inc. (the "Company" or "PaperClip"), a Delaware corporation (which is the successor by merger, in March 1992, to the original company which had been incorporated in New Jersey in October 1991), is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private intranet with interoperability, security and tracking capabilities.

RECENT DEVELOPMENTS

         During October 1996, the Company entered into an agreement with a software developer which provided for the rescheduling of payments owed by the Company to the developer. The Company paid $150,000 upon signing such agreement and agreed to pay an additional amount aggregating approximately $200,000 (the "Remaining Amount") in three monthly installments commencing January 1, 1997. On January 29, 1997, the Company paid the remaining amount from the proceeds of the Access Loan (as defined herein).

         In December 1996, the Company borrowed an aggregate amount of $129,690.74 from nine of its stockholders (the "Stockholder Creditors"). The loan was evidenced by Convertible Promissory Notes ("Notes") issued to each of the nine stockholders for their respective loan amounts. The Notes: (i) have a three (3) year maturity, (ii) have a 12% interest rate, and (iii) are convertible into common stock of the Company at a rate of $0.30 per share (the "Stockholder Notes"). To date the Stockholders Notes have not been repaid.

         In January 1997, the Company entered into a non-binding Letter of Intent (the "Letter of Intent") with Access Solutions International, Inc. ("Access") pursuant to which the Company and Access agreed to use their best efforts to negotiate a transaction involving the purchase by Access of substantially all of the assets of the Company. Access also agreed, pursuant to the Letter of Intent, to provide the Company with a one year bridge loan of $300,000 (the "Access Loan") in exchange for a promissory note, at an interest rate of 12% per annum, convertible into shares of Common Stock (as defined herein). The proceeds of the Access Loan were used as operating capital.

         On November 12, 1997, the Company and Access entered into a definitive Merger Agreement (the "Merger Agreement") which provided that the Company would merge with and into a newly formed wholly owed subsidiary of Access. The merger consideration to be paid to the Company was 1,544,438 of the common stock of Access plus an equivalent number of Class B Warrants. Concurrent with the execution of the Merger Agreement, the Company and Access also entered into a Management Agreement pursuant to which Access assumed control of the day to day operations of the Company and advanced funds to the Company pending the closing of the transactions contemplated by the Merger Agreement (the "Management Agreement").
                                       3

         In August 1998, Access terminated the Merger Agreement in accordance with its terms due to the failure by Access to satisfy the financing condition contained in the Merger Agreement. The Management Agreement was terminated in October 1998. The Company is currently conducting discussions with Access regarding exchanging all but $300,000 of the approximately $3.0 million owed to Access by the Company for equity of the Company and the resolution of other potential disputes between the Company and Access. These discussions are preliminary and there can be no assurance that the Company will be successful in resolving any potential disputes with Access.

         Since August 1998, the Company has been exploring options to obtain sources of funding, including a proposal made by certain of the Company's employees who agreed to receive a reduction, or no, salary for a specified period of time in exchange for equity in the Company. Some of the Company's employees have agreed to defer payment of their salary temporarily or to forego a portion of their salary in exchange for equity in the Company to be issued in the future. There can be no assurance that such arrangements will continue to be acceptable to the Company's employees.

         On March 11, 1997, the Company was informed by Nasdaq that its securities were deleted from The Nasdaq SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by Nasdaq. The Company's common stock, $.01 par value per share (the "Common Stock"), and Class A Common Stock Purchase Warrants are now quoted on the OTC Bulletin Board. The Company has been informed that after March 8, 2000, its securities will no longer be eligible to be traded on the OTC Bulletin Board unless it complies with certain reporting requirements. While the Company is currently completing a certified audit and anticipates meeting the requirements for listing on the OTC Bulletin Board, there can be no assurance that the Company will be able to meet such reporting requirements and remain eligible to have its securities traded on the OTC Bulletin Board.

         Since the termination of the Merger Agreement and the Management Agreement, the Company had no sources of capital other than revenues from sales. The Company did not have the funds necessary to pay for the audits of its statements or file reports required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and operated on a subsistence basis. The number of employees of the Company decreased from 31 in 1997 to 13 in 1999, and had dropped to a low of 11 in 1998.

         In October 1998, BISYS Insurance Services ("BISYS"), the nation's largest independent distributor of life insurance, had selected the Company's Systems (as defined herein) as its enterprise document management and imaging solution. BISYS will use more than 450 installed end users of the Systems to reduce the tremendous amounts of paper-based documents processed daily, and to further automate and enhance their entire business process. In July 1999, BISYS began transmitting documents to Midland Insurance utilizing the Company's Internet Express product. In January 2000, First Colony Insurance, a division of GE, and CNA Insurance began receiving documents from BISYS.

         The Company is in the process of negotiating a contract with
D. Michael Bridges to join the Company as President of the Company. Since August 1998, Mr. Bridges has been acting as a consultant to the Company.

         In 1999, the Company applied for a Technology Tax Certificate with State of New Jersey Economic Development Authority. The program allowed the Company to sell its New Jersey tax losses to a New Jersey company that could utilize the losses. The Company received approximately $625,000 in December 1999 from selling a portion of its losses. The receipt of such funds allowed the Company to have its financial statements audited on a current basis and begin to comply with its reporting requirements under the Exchange Act. The Company intends to file in 2000 to sell additional tax losses of up to approximately $10.0 million which will result in net proceeds to the Company of approximately $800,000. There can be no assurance if or when the Company will receive such amount. In addition, there can be no assurance that the Company will receive sufficient funds to pay its creditors, file required documents with the Securities Exchange Commission and maintain its existence.

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

         The Company has developed and markets a line of software consisting of Professional, Network and SQL Enterprise Editions (the "Systems"). The Company also markets PaperClip COLD, which captures batch file information before it goes to paper and allows expeditious access, retrieval, full text searching and printing of COLD documents. "COLD" refers to Computer Output to Laser Disk which are documents that are archived in large volumes of formatted data streams directly to optical media. Instead of printing large paper reports or producing microfilm or microfiche, data is stored on optical disks.

         The Company is currently completing development of its WebServer(TM) Product, which is an add-on to the Systems. This new product has been designed to provide full security for documents stored on a PaperClip System, to enable users to make the documents available to anyone with a Web Browser and to make a user's document repository accessible via the Internet or a private intranet.

         In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line. The Company offers NOSS as part of its systems as well as a stand-alone product. The Company is developing the next generation of the NOSS product. NOSS for NT will be deployed on the Microsoft Windows NT server platform and provide several new enhancements.

         The Company  markets the Systems and associated  products  domestically
(i) through mass distributors, including Law Cypress Distributing Company, New Wave and Z Source who sell to a value added reseller ("VAR") channel that currently consists of approximately 50 resellers and (ii) directly through such VARs. The Company markets its products internationally through approximately 10 VARs.

INDUSTRY BACKGROUND

         Many businesses must manage, exchange and process large amounts of information in their day to day activities. Traditional data processing systems have automated the creation and processing of data and text, but they do not provide a means for storing and retrieving documents that must be retained in their original form and used in conjunction with the data.

         The greatest difficulty in dealing with paper documents is filing, storing and retrieving them conveniently and cost-effectively. In the course of performing these tasks manually, critical documents can be inadvertently misfiled, physically damaged, or lost. Manual handling is inefficient because documents can only be used by one person at a time and are also inaccessible during the time required to transport them within the organization. Moreover, significant time and resources are often spent storing and locating documents in large filing systems. With the public acceptance of document management and, more importantly, the imaged document as an original document, exchanging electronic documents is a market opportunity.

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

         The Systems have been designed to provide users of personal computers and computer networks the ability to exchange, file, retrieve and process large volumes of documents quickly, efficiently and at a low cost. The enhancements developed for the Systems have been designed to allow users to quickly implement workflow technology in their existing environments without the need for costly programming. The Company's Internet products should give users the added flexibility of exchanging, accessing and managing stored documents via the Internet.

THE PRODUCTS

         The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services.

         The Company is currently developing 4 new products, Internet Express, Intranet Express, WebServer and DECS (Document / EDI Capture Suite), and the further enhancements of, and additions to, its existing products. Internet
Express ("IE") is an extranet designed to exchange electronic document as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of Electronic Document Exchange ("EDX") packages across the Internet. Intranet Express ("IA") is designed to exchange electronic documents among organizations that are members of the same private intranet. The Company will provide IA as a product, not a service. WebServer will allow users across the World Wide Web to retrieve documents and conduct simple workflow task from their thin client browser. DECS is a remote electronic document EDX packaging system that provides scanning, printing, filing and Electronic Data Interchange ("EDI") capture producing capabilities, and creates EDX Packages for IE, IA, the Systems and / or any EDX compliant solution.

         There can be no assurance that the products and enhancements currently being tested, developed or explored by the Company will be completed or introduced within the anticipated timeframes, that they will perform as anticipated, achieve market acceptance or result in revenue to the Company. The inability to further enhance successfully the Company's existing products or to develop new products may have a material adverse effect on the Company's operations and profitability.

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

PROFESSIONAL EDITION

         The Professional Edition allows users to create "folders" of Documents and attach or "clip" them to their existing application software. The additional features available include the ability to scan, index, retrieve, display, print, fax, import and export Documents. Storage of Documents is on multiple forms of media, and, in addition, enables the user to store Documents on a large variety of optical disk and "jukebox" storage devices. A "jukebox" is a mechanical device which allows for multiple optical disk platters or tapes to be managed and accessed by software. This allows the storage of thousands of Documents while maintaining a high level of performance. The user also has the ability to convert scanned Documents by optical character recognition to a variety of word processing formats, and to store such Documents. The DocumentLink(TM) feature allows the user to find both the folder and the scanned image of such a Document from within a word processing program.

NETWORK EDITION

         Network Edition provides users with all of the features of Professional Edition, and allows users to perform all of the functions at the same time, as well as to route Documents and folders to other users on a network. It also supports a shared network fax capability, allowing the user to send faxes from, and store faxes in, folders.

SQL EDITION

         SQL Edition provides all the features of the Network Edition and provides for Wide Area Network operation using a client/server architecture. The significant differences provided to users by the SQL Edition are the increased integrity of the database (i.e., if there is a hardware or software failure which corrupts the database, SQL Edition will facilitate the recovery of such records as they existed prior to their corruption) and the improved performance in networks with more than 20 users. To operate SQL Edition, the user is required to obtain a license, which is readily available from various third parties, for the desired SQL server. The SQL Edition is suited to large departmental and enterprise installations because of its inherent security, transaction logging capability and database integrity. The Company presently offers its SQL Edition to work in conjunction with SQL Servers from Microsoft, Oracle and Centura.

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

THE WEBCLIP PRODUCT

         The WebClip product has been eliminated from the Company's product line due to lack of sales.

THE WORK FLOW PRODUCT

         While the Work Flow product has been substantially completed for the 32 bit platform, based on current projections, no further development of the Work Flow Product is anticipated.

INTERNET PRODUCT LINE - WEBSERVER

         The Company is completing development of its WebServer(TM), which is an add-on to the Systems. The new product is being designed to provide full security for documents stored on a PaperClip System, to enable users to make the documents available to anyone with a Web Browser and to make available the user's document repository to both Internet and private intranet users.

MARKETING

OBJECTIVES, INTERNAL SALES FORCE AND RISKS

         Management's marketing objectives for the Systems are as follows: (i) develop strategic relationships with prominent software organizations; (ii) introduce the Systems to customers through VARs, original equipment manufacturers ("OEMs"), distributors and other distribution networks; (iii) create brand name recognition of its products by advertising in appropriate trade magazines and publications, and by attending and participating in exhibitions, shows and seminars, engaging in public relations campaigns, and conducting its own seminars and direct mail campaigns; and (iv) support the sales efforts of its resellers through sales tools and training.

         Marketing assistance, training and technical support of VARs is a critical component of the Company's efforts with respect to its Network and SQL Editions. Consequently, the Company is expending approximately $25,000 per month to maintain a group of five marketing, training, and technical support employees dedicated to providing on-going communication with, and support to, its VARs. Marketing assistance includes hot line access, mailings of product and technical updates, joint cooperative marketing, site visits and seminars.

         The Company has a field sales force of four persons. While management will attempt to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.

VALUE ADDED RESELLER NETWORK

         To date, the most significant portion of the Company's sales have been made through VARs. The Company currently has approximately 60 VARs, of which approximately 50 VARs are in the United States and approximately 10 are abroad.

BUSINESS SERVICES

         The Company's Business Services Department sells directly to major accounts that want to work on a direct basis with the Company. It also offers users of its products and VARs, post-contract support, consulting services and assistance in the form of training, product education and technical support, when requested. The Business Services Department currently consists of one (1) employee.

CUSTOMERS AND SALES

         The Company had net sales of $1,505,972 in 1997, $1,538,795 in 1998 and $1,145,219 for 1999. Law Cypress accounted for 21% of the Company's sales in 1999. Sales to two major customers for the year ended December 31, 1998 were approximately 23% and 14%. Sales to two major customers for the year ended December 31, 1997 were approximately 13% and 11%.

CUSTOMER SUPPORT AND SERVICE

         The Company presently provides telephone support to its VARs. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Network, SQL and Professional Editions, which are provided by telephone support directly from the Company's technical support center.

PRODUCT DEVELOPMENT

         At present the Company's systems are being developed by a combination of in house staff and outside consultants. PaperClip expended approximately $351,200, 546,300 and $1,266,500 on research and development in 1999, 1998 and
1997, respectively.

         Existing and future competing products that may be offered at lower prices, or that may have superior technological and performance characteristics, could adversely affect sales of the Systems and/or other products offered by the Company. Management expects that growing demand for efficient and cost-effective solutions for document management and imaging will continue to drive the developments of new technologies that may be more sophisticated than the Company's products and that the Company's ability to continue to compete depends upon its ability to continue to enhance successfully its existing products and to develop new products that meet the changing needs of end-users. If the Company is unable to successfully enhance its existing products or to develop new products, it may have a material adverse effect on the Company's operations and profitability.
                                          10

PRODUCTION

         The Company has produced a set of master CD'S and documentation for each System, duplicates the CD'S and assembles and ships the Systems at and from its headquarters. The Company has also engaged various sources to produce and assemble the product and documentation (including packaging for the Systems on terms management believes are comically reasonable).

PRODUCT PROTECTION

         The Company will reply on a combination of copyright, trade secret and trademark laws and license agreements to protect its proprietary rights in its technology. The Company obtained from the U.S. Patent and Trademark Office a registered trademark for PAPERCLIP SOFTWARE AND DESIGN in August 1993 and obtained a registered trademark for PAPERCLIP IMAGING SOFTWARE AND DESIGN in February 1993. Although no other person or entity owns any U.S. registered trademark for the mark "PaperClip" in connection with software or imaging products, there was a prior U.S. registration for use of the "PaperClip" mark in connection with pre-recorded word processor programs. This latter registration was automatically canceled on April 2, 1992 by the U.S. Patent and Trademark Office because of the registrant's failure to file (as required by statute) an affidavit, during the year commencing with the fifth anniversary of the registration, stating that the mark was still in use. However, the user of the canceled registration might, at some future time, assert an infringement claim in the U.S. based on alleged common law rights. If such a claim is asserted, the Company may be forced to expend significant effort, time and funds to defend against it. If the Company is not successful in defending against such a claim, the Company would be required to adopt a different name and would incur as a result thereof.

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

COMPONENTS PROVIDED BY OTHERS

         The Systems require licenses, which the Company has obtained, from Input Software, Inso Corporation, Merant AccuSoft Corporation, Sybase Inc., and Snowbound Software.


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

         There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, KeyFile Corporation, Westbrook Technologies, a division of Intelligent Optics Co., Optika Imaging Systems Incorporated, LaserData, Inc., Minolta Corporation, Network Imaging Corporation, Genesys Information Systems Corporation and Hitachi. The Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. ("FileNet"), IBM Corporation ("IBM"), Wang Laboratories, Inc. ("Wang") and ViewStar Corporation. Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. Nor can there by any assurance that new companies will not introduce new systems with better features and functions than the Systems. There a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. Email based competitors include United Parcel Service and Pitney Bowes. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange.

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

EMPLOYEES

         As a result of limited resources, the Company decreased its full time staff from 31 in 1997 to 13 in 1999. At present, the Company's full-time staff of 13 includes 4 engaged in development and systems testing, 6 engaged in sales, marketing and technical support, 1 in Business Services and 2 engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company utilizes a number of consultants to supplement its systems development, sales and marketing.

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

YEAR 2000 COMPLIANCE

         All of the Company's products and systems are Year 2000 compliant.

ITEM 2.  Description of Property.

         The Company's principal administrative, sales and marketing, product development and support facilities are located in Hasbrouck Heights, New Jersey, and comprise approximately 7,000 square feet. The Company occupies these premises pursuant to a sublease, the term of which expires on November 30, 2000. The fixed rent is approximately $7,000 per month plus utilities.

ITEM 3.  Legal Proceedings.

         The Company is not a party to any pending legal proceedings.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

         The Company held a stockholders meeting on February 17, 1998 at which the proposed merger with Access was approved by the requisite number of stockholders entitled to vote thereon. The Merger Agreement was terminated on August 25, 1998.





                                     PART II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

                  Common                    Class A
                     Stock                           Warrants

1997              High     Low                       High     Low
First             0.69     0.05                      0.22     0.06
Second            0.31     0.09                      0.06     0.03
Third             0.21     0.09                      0.03     0.01
Fourth            0.20     0.05                      0.01     0.001

1998
First             0.12     0.06                      0.01     0.001
Second            0.27     0.05                      0.08     0.001
Third             0.13     0.02                      0.005    0.001
Fourth            0.05     0.01                      0.001    0.001

1999
First             0.34     0.01                      0.02     0.001
Second            0.25     0.11                      0.01     0.005
Third             0.16     0.12                      0.02     0.01
Fourth            0.12     0.08                      0.02     0.01

2/23/00           0.26     0.09                      0.01     0.005

         On March 11, 1997, the Company was informed by Nasdaq that its securities were deleted from the Nasdaq SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by Nasdaq. The Company's securities are presently traded on the OTC Bulletin Board.

         As of February 23, 2000 there were approximately 769 holders of record of the Company's shares of Common Stock.

         On February 23, 2000, the closing bid and asked prices of the Common Stock were .22 and .31, respectively, and the closing bid and asked prices of the Class A Warrants were .005 and .01 respectively, as reported on the OTC Bulletin Board. OTC market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis or Plan
               of Operation

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales decreased by $393,576 or 26% to $1,145,219 in 1999 from $1,538,795 in 1998, due to lower promotional expenses by the Company resulting from the Company's financial constraints.

         Salaries and related benefits decreased by $90,856 or 11% to $733,681 in 1999 from $824,537 in 1998, due to additional termination of employees.

         Research and development expenses decreased by $195,179 or 36% to $351,171 in 1999 from $546,350 in 1998, due to additional termination of employees.

         Selling expenses decreased by $279,543 or 56% to $220,725 in 1999 from $500,268 in 1998, due to a reduction in promotional expenses resulting from the financial constraints of the Company.

         General and administrative expenses decreased by $111,909 or 32% to $238,712 in 1999 from $350,621 in 1998, due to a reduction in professional fees and other management expenses incurred in 1998, primarily incurred in connection with the Merger Agreement.

         Interest expense and financing costs increased by $10,376 or 5% to $215,500 in 1999 from $205,124 in 1998, due to accrual of interest expense as a result of cash advances by Access to the Company in 1997 and 1998.

         Net income increased by $896,568 to $8,740 in 1999 from a net loss of $887,828 in 1998, due to lower payroll costs, and gain on the sale of its New Jersey net operating losses. Due to a change in the laws of the State of New Jersey, the Company was able to realize in 1999 a gain $623,135 from the sale of some of its cumulative net operating losses for New Jersey income tax purposes.



Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales was approximately the same in 1998 as in 1997, showing an increase by $32,823 or 2% to $1,538,795 in 1998 from $1,505,972 in 1997.

         Salaries and related benefits decreased by $616,617 or 43% to $824,537 in 1998 from $1,441,154 in 1997, due to the termination of employees resulting from the financial constraints of the Company and the termination of the Management Agreement with Access.

         Research and development expenses decreased by $720,180 or 57% to $546,350 in 1998 from $1,266,530 in 1997, due to the termination of employees resulting from the financial constraints of the Company.

         Selling expenses decreased by $192,831 or 28% to $500,268 in 1998 from $693,099 in 1997, due to lower promotional efforts by the Company due to the financial constraints of the Company.

         General and administrative expenses decreased by $425,121 or 55% to $350,621 in 1998 from $775,742 in 1997, due to a reduction in professional fees that resulted from the termination of the Merger Agreement with Access.

         Interest income decreased by $3,886 to $277 in 1998 from $4,163 in 1997, due to a reduction in investments resulting from the Company's use of funds.

         Interest expense and financing costs increased by $79,425 or 63% to $205,124 in 1998 from $125,699 in 1997, due to additional interest accrued on the advances by Access Solutions.

         Net loss decreased by $1,904,261 or 68% to $887,828 in 1998 from $2,792,089 in 1997, due to the termination of employees, lower promotion expenses and the termination of the Management Agreement with Access Solutions.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales decreased by $462,778 or 24% to $1,505,972 in 1997 from $1,968,750 in 1996, due to lower demand in 1997. Net sales were adversely affected by a decrease in marketing efforts, which resulted from the Company's financial constraints. None of such decrease was a result of a decrease in prices.

         Salaries and related benefits was approximately the same for both years,showing an increase by $49,429 or 4% to $1,441,154 in 1997 from $1,391,725 in 1996.

         Research and development expenses decreased by $1,799,865 or 59% to $1,266,530 in 1997 from $3,066,395 in 1996, due to the completion of Internet products, the cessation of work on the workflow products, and the Company's financial constraints.

         Selling expenses decreased by $754,494 or 52% to $693,099 in 1997 from $1,447,593 in 1996, due to a lower marketing effort and lower promotion expenses resulting from the Company's financial constraints.

         General and administrative expenses decreased by $129,395 or 14% to $775,742 in 1997 from $905,137 in 1996, due to an increase in professional fees related to the potential merger with Access Solutions, which increase was offset by a reduction in recruiting fees.

         Interest income decreased by $91,657 to $4,163 in 1997 from $95,820 in 1996, due to the loss of interest income on investments that the Company had in 1996, which investments were used to fund operations.

         Interest expense increased by $120,138 to $125,699 in 1997 from $5,561 in 1996, due to accrued interest payable to Access for the advances it made to fund the Company's operations.

         Net loss decreased by $1,959,752 or 41% to $2,792,089 in 1997 from $4,751,841 in 1996, due to a decrease in research and development and marketing efforts in light of the Company's financial constraints.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1999, the Company's operations resulted in net income of $8,740. However, for the years ended December 31, 1996, 1997 and 1998, the Company incurred net losses of $4,751,841, $2,792,089 and $887,828, respectively. As of December 31, 1999, the Company had an accumulated deficit of $20,469,183 and a working capital deficit of $4,019,310. As of December 31, 1998, the Company had a working capital deficit of $3,939,398. For the year ended December 31, 1997, the Company's negative cash flows from operations were $92,710, while in 1998 and 1999 the Company had a positive cash flow of $160,999 and $381,074, respectively. However, these positive cash flows resulted from the nonpayment of interest expense to Access. As a result of these factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, the report of the independent public accountants contains explanatory language as to the Company's ability to continue as a going concern.

         At December 31, 1999, the Company had net Federal operating loss carry forwards ("NOL") of $19,669,721 for financial reporting purposes. Due to losses sustained by the Company for both financial and tax reporting through 1999, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a full valuation allowance. As a result of the Offering, the Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized in 1999 $623,135 from the sale of some of its New Jersey net operating losses. The Company intends to file in 2000 to sell additional tax losses of up to approximately $10.0 million which would result in net proceeds to the Company of approximately $800,000. There can be no assurance if or when the Company will receive such amount. In the Company is unable to realize such tax credits, it may have a material adverse effect on the Company.

         In January 1997, the Company entered into a non-binding Letter of Intent (the "Letter of Intent") with Access Solutions International, Inc. ("Access") pursuant to which the Company and Access agreed to use their best efforts to negotiate a transaction involving the purchase by Access of substantially all of the assets of the Company. Access also agreed, pursuant to the Letter of Intent, to provide the Company with a one year bridge loan of $300,000 (the "Access Loan") in exchange for a promissory note convertible into shares of Common Stock (as defined herein).

         On November 12, 1997, the Company and Access entered into a definitive Merger Agreement (the "Merger Agreement") which provided that the Company would merge with and into a newly formed wholly owed subsidiary of Access. Concurrent with the execution of the Merger Agreement, the Company and Access also entered into a Management Agreement pursuant to which Access assumed control of the day to day operations of the Company and advanced funds to the Company pending the closing of the transactions contemplated by the Merger Agreement.

         In August 1988, Access terminated the Merger Agreement in accordance with its terms due to the failure by Access to satisfy the financing condition contained in the Merger Agreement. The Company is currently conducting discussions with Access regarding exchanging all but $300,000 of the approximately $3.0 million owed to Access for equity of the Company and the resolution of other potential disputes between the Company and Access. These discussions are preliminary and there can be no assurance that the Company will be successful in resolving any potential disputes with Access.

         Since August 1998, the Company has been exploring options to obtain sources of funding, including a proposal made by certain of the Company's employees who agreed to receive a reduction, or no, salary for a specified period of time in exchange for equity in the Company. Some of the Company's employees have agreed to defer payment of their salary temporarily or to forego a portion of their salary in exchange for equity in the Company to be issued in the future. There can be no assurance that such arrangements will continue to be acceptable to the Company's employees.

         Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of February 29, 2000, the Company had aggregate liabilities in excess of $4.7 million, approximately $3.0 million of which is owed to Access. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities,and is currently negotiating the potential equitization of the amount owed to Access, there can be no assurance that such arrangements will continue or that the Company will enter into an agreement with Access regarding the amounts owed to it. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.


ITEM 7.  Financial Statements.

         The Financial Statements can be found following Part IV of this Report.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.



(1)       Previous independent accountant

         On  March  1,  2000,  the  Company   dismissed   Arthur   Andersen  LLP
("Andersen") as the Company's independent public accountants. The decision to dismiss was approved by the Board of Directors of the Company (the "Board").

         Andersen's report on the financial statements of the Company for each of the previously audited financial statements for December 31, 1996 and 1995 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with the audits by Andersen of the Company's financial statements for 1996 and 1995, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of the Company for 1996 and 1995. The term "disagreement" is utilized in accordance with Instruction 4 to Item 304 of Regulation S-K.

         During the two most recent fiscal years, and the subsequent interim period through February 29, 2000 there were no "reportable events", as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.


(1)       New independent accountant

         The Company has selected Sobel & Co., LLC as the Company's independent public accountants. The decision to change auditors was approved by the Board.

         During the three most recent fiscal years and the subsequent interim period through February 29, 2000, neither the Company nor anyone on behalf of the Company consulted regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

         The directors and executive officers of the Company as of February 24, 2000 are as follows:

Name                       Age          Position

William Weiss              56           Chief Executive Officer; Treasurer;
                                        Director

Michael Suleski            38           Vice President, Engineering; Secretary;
                                        Director


         WILLIAM WEISS, a founder of the Company, has been Chief Executive Officer and a director of the Company since its formation in October 1991. Since January 1980, Mr. Weiss has also been an executive officer (and President since November 1988) and a director of Medical Registry Services, Inc., a computer software company which sells and services a computerized system for cancer record keeping in hospitals. Mr. Weiss devotes approximately 10-15 hours per week to the Company and approximately 40-50 hours per week to Medical Registry Services, Inc. From April 1974 to December 1979, Mr. Weiss was Executive Vice President of Numerax, Inc., a public company specializing on computerized freight billing and payment. From December 1969 to March 1974, Mr. Weiss served as an Executive Vice President of a division of Automatic Data Processing, Inc., the purchaser of MSM, Inc., a company he founded which provided a computer service for the investment advisory industry. Mr. Weiss received a B.S. from the Wharton School of the University of Pennsylvania and a J.D. from New York Law School.

         MICHAEL SULESKI, a founder of the Company, has been Vice President, Engineering of the Company since August 1992, and its Director of Research and Development from its inception in October 1991 to August 1992. He has been a director of the Company since May 1995, and Secretary of the Company since July 1995. From July 1991 through October 1991, Mr. Suleski worked with a founder to develop the DOS Network Edition and helped found the Company. From April 1989 through July 1991, he was a Senior Engineer with Synercon Corp., a firm specializing in computer based solutions for the medical profession. From April 1988 to March 1989, Mr. Suleski was a software engineer with Henderson Industries, a developer and manufacturer of commercial industrial control systems and military electronics. From July 1986 to March 1988, Mr. Suleski was employed as software engineer with Singer/Kerfott, a defense contractor for guidance and navigation systems. He received a B.S. and a M.S. degree from Fairleigh Dickenson University College of Science and Engineering.

         The Company's directors are elected at the annual meeting of stockholders and hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.

         There are no family relationships among any of the directors or officers.

         The Company's officers are chosen by the Board of Directors and serve at the pleasure of the Board. The loss of the services of any one of William Weiss or Michael Suleski could have a material adverse effect on the Company.


Limitation of Liability and Indemnification Matters

         The Company's Certificate of Incorporation: (i) eliminates the liability of the directors of the Company for monetary damages to the fullest extent permitted by Delaware law: and (ii) authorizes the Company indemnify its officers and directors to the fullest extent permitted by Delaware Law. The By-Laws of the Company provide broad indemnification for officers and directors against expenses (including legal fees, judgements, and Company-approved settlements) incurred in connection with any civil or criminal act in which arises from the performance of duties for the Company. The By-Laws of the Company also provided that the Company will indemnify such persons to the fullest extent permitted by law. The indemnification provide by the By-Laws applies to any action taken by the indemnitee while serving as an officer or director of the Company, any of its subsidiaries (non presently) or at the Company's request as a director, officer, employee or agent of any of the above, whether occurring before or after the date of the employment. The By-Laws of the Company do not provide indemnification for any acts or omissions from which a director may nor relieve of liability under the Delaware General Corporation Law.

         In  so  far  as  indemnification  for  liabilities  arising  under  the
Securities Act of 1933, as amended (the "Act") may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Compliance with Section 16

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain persons, including the Company's directors and executive officers, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. William Weiss filed one late report covering the acquisition of options by Mr. Weiss in 1998. Each of William Weiss, Sol Rosenberg and Michael Suleski failed to file a report covering the respective acquisitions of options in 1997, 1998 and 1999 by each of them.

ITEM 10.  Executive Compensation.

         The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 1999 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                                Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
    Name and                          Bonus       Annual       Underlying Stock  Options/SARs (#)Payouts    All Other
    Position      Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)    Compensation
--------------------------------------------------------------------------------------------------------------------------
William Weiss     1999      120,000(1)   0           0                 0            81,000(2)       N/A         N/A
CEO(3)            1998      120,000(1)   0           0                 0            81,000(2)       N/A         N/A
                  1997      120,000(1)   0           0                 0            77,721(2)       N/A         N/A

--------------------------------------------------------------------------------------------------------------------------
Sol Rosenberg     1998       50,000(4)   0           0                 0            81,000(2)       N/A         N/A
(4)               1997      120,000(4)   0           0                 0            81,000(2)       N/A         N/A
President                                                                           77,721(2)       N/A         N/A
CEO
--------------------------------------------------------------------------------------------------------------------------
Michael Suleski   1999      100,000(1)   0           0                 0            81,000(2)       N/A         N/A
Vice President    1998      100,000(1)   0           0                 0            81,000(2)       N/A         N/A
Engineering       1997      100,000(1)   0           0                 0            77,721(2)       N/A         N/A
--------------------------------------------------------------------------------------------------------------------------

(1) The Company presently has no employment contract with William Weiss or Michael Suleski. (2) Granted pursuant to an automatic grant provision in the 1995 Stock Plan (as defined herein) for services rendered as a member of the Board in the prior year. (3)As of February 29, 2000, $345,000 is owed to William Weiss for past salaries accrued but not paid.
(4)Mr. Rosenberg's employment with the Company was terminated in April 1997.
   Mr. Rosenberg resigned as a member of the Board in February 2000. The Company paid Mr. Rosenberg $120,000 as severance pay through 1998 and continued to pay on his behalf premiums on disability insurance for a year after termination.

Option/SAR Grants

         Shown below is information regarding stock option grants during the fiscal year ended December 31, 1999 to the Company's Chief Executive Officer and each of its principal executive officers:

                      Option/SAR Grants in Last Fiscal Year

-------------------- ------------------------------------------------------------- -------------------------------
                                                                                       Potential Realizable
                                                                                         Value at Assumed
                                                                                       Annual Rates of Stock
                                                                                      Appreciation for Option
                                                   Individual Grants                                Term (1)

-------------------- ------------- -------------- --------------- ---------------- --------------- ---------------
                      Number of
                     Securities     % of Total
                     Underlying      Options/
                       Options/    SARs Granted
                        SARs       to Employees
                     Granted (#)      in 1999     Exercise Price  Expiration Date
       Name                                                                            5%($)           10%($)
       ----                                                                            -----           ------
-------------------- ------------- -------------- --------------- ---------------- --------------- ---------------

William Weiss         81,000(2)        33.3%          $0.03          3/1/2005           $120            $240
Chief Executive
Officer
-------------------- ------------- -------------- --------------- ---------------- --------------- ---------------
Sol Rosenberg         81,000(2)        33.3%          $0.03          3/1/2005           $120            $240
President (3)
-------------------- ------------- -------------- --------------- ---------------- --------------- ---------------
Michael Suleski       81,000(2)        33.3%          $0.03          3/1/2005           $120            $240
Vice President
Engineering
-------------------- ------------- -------------- --------------- ---------------- --------------- ---------------


(1) The potential realizable values represent future opportunity and have not been reduced to present value in 1999 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Securities and Exchange Commission for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.
(2) Granted pursuant to an automatic grant provision in the 1995 Stock Plan (3) Mr. Rosenberg's employment with the Company was terminated in April
         1997. Mr. Rosenberg resigned as a member of the Board in February 2000.

Aggregated Option/SAR Exercises in fiscal year 1999 and fiscal year end Option/ SAR Values

         Shown below is information regarding options/SARs that were exercised during fiscal year 1999 by the Company's Chief Executive Officer and each of its principal executive officers and the value of unexercised options/SARs:



----------------------- ---------------------- ----------------- --------------------------- ---------------------
                                                                                                  Value of
                                                                                                 Unexercised
                                                                  Unexercised Options at        In-the-Money
                                                                      fiscal year end        Options Exercisable/
                         Shares Acquired On         Value               Exercisable/          Unexercisable ($)
                         -------------------        -----               ------------          -----------------
         Name               Exercise (#)         Realized ($)      Unexercisable (#) (1)
         ----               ------------         ------------      ---------------------
----------------------- ---------------------- ----------------- --------------------------- ---------------------

William Weiss                     0                   0                  289,721/0                   0/0
Sol Rosenberg (2)                 0                   0                  289,721/0                   0/0
Michael Suleski                   0                   0                  279,129/0                   0/0




(1) The Company does not have a stock appreciation rights ("SAR") plan and does not have any SARs outstanding.
(2) Mr. Rosenberg's employment with the Company was terminated in April,1997. Mr. Rosenberg resigned as a member of the Board in February 2000.


         The Company presently has no employment contracts with William Weiss or Michael Suleski. The Company does not have any pension, profit sharing, or bonus plan except that it has established a 1993 Option Stock Plan and a 1995 Stock Option Plan, each of which is described below.

1993 Stock Option Plan

         In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Stock Plan") covering 68,912 shares of Common Stock, pursuant to which employees (other than directors) of the Company were eligible to receive stock options. The 1993 Stock Plan, which expires on February 1, 2003, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of the purchase of the options were determined by the Board of Directors. Stock options granted under the 1993 Stock Plan are exercisable for a period of up to ten years from the date of the grant. As of December 31, 1999, all of the options under the 1993 Stock Plan had been granted. At such date, 48,729 options had expired, 20,183 options were outstanding and none had been exercised.

1995 Stock Option Plan

         In May 1995, the Company adopted a 1995 Stock Option Plan, which was amended in 1996 (the "1995 Stock Plan") covering 500,000 shares of Common Stock, pursuant to which officers, directors and employees of the Company and certain other persons conferring benefit upon the Company would be eligible to receive stock options. The 1995 Stock Plan, which expires on March 1, 2005, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of the options will be determined by the Board of Directors. Stock options granted under the 1995 Stock Plan are exercisable for a period of up to ten years from the date of the grant. The 1995 Stock Plan also provides for annual automatic grants of stock options to directors who are employees of the Company ("Employee Directors") and directors who are not employees of the Company ("Non-Employee Directors"). Each Employee Director who is a member of the Board on December 31 of a year during the term of the 1995 Stock Plan shall be eligible to receive non-qualified options to receive 1% of the outstanding Common Stock on the date of grant on the first business day following the end of the year and each Non-Employee Director who is a member of the Board on December 31 of a year during the term of the 1995 Stock Plan shall be eligible to receive non-qualified options to receive one fourth of one percent (1/4%) of the outstanding Common Stock on the date of grant on the first business day following the end of the year. As of December 31, 1999, options to acquire 1,273,022 shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 215,351 options had expired, 95,508 options had been exercised and 962,163 options were outstanding.

Executive Compensation

         The Board determines the compensation of the Company's executive officers, each of whom did not receive increases in their salaries, nor a bonus, in 1999.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of February 24, 2000 (except as otherwise set forth in the footnotes), the number of shares of Common Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock known to the Company and the respective percentage ownership of the outstanding Common Stock held by each such holder and group:


Name and Address                            Number            Percentage
of Beneficial Owner                                  of Shares (1)     of Class
--------------------------------------------         -------------     --------

William Weiss   (2)(3)                                  563,104           6.93%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

Michael Suleski (2)(4)                                  315,144           3.78%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

James W. Giddens, solely in                           1,252,840           15.5%
his capacity as trustee for the
liquidation of the business of
A.R. Baron & Co., Inc.
P.O. Box 359
Bowling Green Station
New York, NY 10274  (5)

A11 Officers and Directors
as a group (2 persons)                                  879,048           10.7%


(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2)          William Weiss and Michael Suleski are founders of the Company.

(3) Includes (a) 924 shares of Common Stock issuable upon the exercise of 924 warrants obtained in a private placement, (b) 289,721 shares currently exercisable under the 1995 Stock Option Plan, and (c) 9,000 shares issuable upon the exercise of 9,000 Class A Warrants.

(4) Includes 15,408 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1993 Stock Plan and 263,721 shares currently exercisable under the 1995 Stock Option Plan.

(5) Includes 362,800 shares of Common Stock underlying currently exercisable redeemable Class A Purchase Warrants of the Company. The information set forth in the table and the preceding sentence James W. Giddens, as trustee, was obtained from Amendment No. 1 to a Statement on Schedule 13D, dated June 4, 1999, filed with the Securities and Exchange Commission.

Item. 12. Certain Relationships and Related Transactions.

         Not Applicable

                                     PART IV

Item 13.  Exhibits, Financial Statements and Report on Form 8-K.

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
4.2 Class A Warrant Agreement (including form of Class A Warrant) among the Registrant, A.R. Baron & Co.,
         Inc. ("Baron") and American Stock Transfer & Trust Company.(1) 4.3 Stock Purchase Option, dated September 27, 1995, granted to Baron.(1) 4.4 Warrant Purchase Option, dated September 27, 1995, granted to Baron.(1)4.5 Form of Investor Purchaser Agreement, dated as of April 5, 1995, by and between the Registrant and the Investors identified in the Schedule of Investors attached thereto, and amendment thereto, dated March 29, 1995. (1)
4.6 Form of Bridge Note issued on April 5, 1995, to each Investor identified on the Schedule of Investors ncluded with Exhibit 4.5. (1)
4.7 Form of Bridge Warrant dated April 5, 1995, given to each Investor identified on the Schedule of Investors included with Exhibit 4.5. (1)
10.1     1993 Stock Option Plan. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     License Agreement with Pixel Translations, Inc., dated May 16, 1995.(1)
10.4 Distributor Agreement with Law Cypress Distributing Company, dated as of March 18,1993 (incorporated by reference from Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
         (2)
10.5     Form of End User License. (1)
10.6 Merger and Acquisition Agreement between the Registrant and Baron, dated September 27, 1995. (1)
10.7 Consulting Agreement with Stephen Kornfeld, dated as of January 1, 1996 (incorporated by reference from Exhibit 10.27 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.8 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
         1996). (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997. (2)
10.9 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.10 (a) Letter of Intent with Access Solutions International, Inc. ("Access Solutions"), dated January 2, 1997, (b) Letter Agreement with Access Solutions, amending the Letter of Intent, dated January 31, 1997, (c) Letter Agreement with Access Solutions, amending the Letter of Intent, dated February 28, 1997, (d) Letter Agreement with Access Solutions, amending the Letter of Intent, dated March 31, 1997, (e) Convertible Promissory note issued by the Registrant to Access Solutions, dated
         January 29, 1997, (f) Security Agreement with Access Solutions, dated January 29, 1997 and (g) Registration Rights Agreement with Access Solutions, dated January 29, 1997. (2)
10.11 Employment Termination Agreement and release between the Company and Sol Rosenberg, dated as of June 18, 1997 (incorporated by reference from Exhibit 99.1 of the Registrant's Form 10-QSB for the quarterly period ended June 30, 1997).

10.12 Agreement and Plan of Merger among the Company, Access Solutions and PaperClip Acquisitions, dated as of November 12, 1997 (incorporated by reference from Exhibit 2 of the Registrant's Form 10-QSB for the quarterly period ended September 30, 1997).
10.13 Tenth Amendment to Agreement and Plan of Merger among the Company, Access Solutions and PaperClip Acquisitions, dated as of April 22, 1998 (incorporated by reference from Exhibit 10.28 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.14 Second Amendment to the Management Agreement between the Company and Access Solutions dated as of April 22, 1998 (incorporated by reference from Exhibit 10.29 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.15 Tenth Amendment to Convertible Promissory Note between the Company and Access Solutions dated as of April 22, 1998 (incorporated by reference from Exhibit 10.30 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
---------------------





(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No.
         33-92768NY).
(2) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 000-26598).

                             PAPERCLIP SOFTWARE, INC.

                               FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 1999, 1998 AND 1997



CONTENTS


                                                                     Page

Independent Auditors' Report........................................   1

Financial Statements:

    Balance Sheets..................................................   2

    Statements of Operations........................................   3

    Statements of Changes in Stockholders' Deficiency...............   4

    Statements of Cash Flows........................................   5

Notes to Financial Statements...................................... 6-13

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
PaperClip Software, Inc.


We have audited the accompanying balance sheets of PaperClip Software, Inc. (a Delaware corporation) as of December 31, 1999, 1998 and 1997, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered significant negative cash flows, has incurred significant losses from operations since inception and has substantial negative working capital and net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                            /s/ Sobel & Co., LLC
                                            Certified Public Accountants

Livingston, NJ
March 3, 2000

PAPERCLIP SOFTWARE, INC.
BALANCE SHEETS                                                             2
==============================================================================

The accompanying notes are an integral part of these financial statements.


                                                                                    December 31,
                                                                     1999               1998               1997
                                                               ------------------ ------------------ ------------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                          $580,623           $217,129            $81,789
    Accounts receivable, net of allowance
      for doubtful accounts of $30,000
      in 1999, 1998 and 1997                                            136,658            182,844            195,497
                                                               ------------------ ------------------ ------------------
         Total Current Assets                                           717,281            399,973            277,286
                                                               ------------------ ------------------ ------------------

  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                       427,582            408,002            386,597
    Furniture and fixtures                                              204,858            204,858            204,858
                                                               ------------------ ------------------ ------------------
                                                                        632,440            612,860            591,455
    Less: accumulated depreciation                                     (551,577)          (492,851)          (385,941)
                                                               ------------------ ------------------ ------------------
         Equipment, Furniture and Fixtures, Net                          80,863            120,009            205,514
                                                               ------------------ ------------------ ------------------

  OTHER ASSETS                                                           20,000             19,893             51,475
                                                               ------------------ ------------------ ------------------

                                                                       $818,144           $539,875           $534,275
                                                               ================== ================== ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            $1,100,082         $1,244,649         $1,198,541
    Due to ASI                                                        3,010,818          2,804,722          2,068,596
    Accounts payable - related party                                    395,000            290,000            180,000
    Deferred revenue                                                    101,000                  -              6,321
    Current portion of capitalized lease
      obligations                                                             -                  -              4,254
    Notes payable                                                       129,691                  -                  -
                                                               ------------------ ------------------ ------------------
         Total Current Liabilities                                    4,736,591          4,339,371          3,457,712

  NOTES PAYABLE                                                               -            129,691            129,691
                                                               ------------------ ------------------ ------------------
         Total Liabilities                                            4,736,591          4,469,062          3,587,403
                                                               ------------------ ------------------ ------------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY:
    Common stock-authorized 30,000,000 shares;
      $.01 par value; issued and outstanding
      8,121,521, 8,101,521 and 8,101,521 shares
      in 1999, 1998 and 1997, respectively                               81,215             81,015             81,015
    Additional paid-in capital                                       16,469,521         16,467,721         16,455,952
    Accumulated deficit                                             (20,469,183)       (20,477,923)       (19,590,095)
                                                               ------------------ ------------------ ------------------
         Total Stockholders' Deficiency                              (3,918,447)        (3,929,187)        (3,053,128)
                                                               ------------------ ------------------ ------------------

                                                                       $818,144           $539,875           $534,275
                                                               ================== ================== ==================


PAPERCLIP SOFTWARE, INC.
STATEMENTS OF OPERATIONS                                                   3
==============================================================================
The accompanying notes are an integral part of these financial statements.


                                                                               Year Ended December 31,
                                                                     1999               1998               1997
                                                               ------------------ ------------------ ------------------


NET SALES                                                           $1,145,219         $1,538,795         $1,505,972
                                                               ------------------ ------------------ ------------------

OPERATING EXPENSES:
    Salaries and related benefits                                      733,681            824,537          1,441,154
    Research and development expenses                                  351,171            546,350          1,266,530
    Selling expenses                                                   220,725            500,268            693,099
    General and administrative expenses                                238,712            350,621            775,742
                                                               ------------------ ------------------ ------------------
         Total Operating Expenses                                    1,544,289          2,221,776          4,176,525
                                                               ------------------ ------------------ ------------------

LOSS FROM OPERATIONS                                                  (399,070)          (682,981)        (2,670,553)
                                                               ------------------ ------------------ ------------------

OTHER INCOME (EXPENSE):
    Interest income                                                        175                277              4,163
    Interest expense and financing costs                              (215,500)          (205,124)          (125,699)
    Income from sale of tax credits                                    623,135                  -                  -
                                                               ------------------ ------------------ ------------------
         Total Other Income (Expense), Net                             407,810           (204,847)          (121,536)
                                                               ------------------ ------------------ ------------------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                       8,740           (887,828)        (2,792,089)

PROVISION FOR INCOME TAXES                                                   -                  -                  -
                                                               ------------------ ------------------ ------------------

NET INCOME (LOSS)                                                       $8,740          $(887,828)       $(2,792,089)
                                                               ================== ================== ==================

NET INCOME (LOSS) PER COMMON SHARE                                    Nil                   (.11)              (.35)
                                                               ================== ================== ==================

WEIGHTED AVERAGE NUMBER COMMON
  SHARES OUTSTANDING                                                 8,044,637          8,028,418          8,028,418
                                                               ================== ================== ==================



PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                        4
===============================================================================
The accompanying notes are an integral part of these financial statements.

                                  Common Stock

                                                                                                   Additional
                                                  Number                          Paid-in          Accumulated   Stockholders'
                                                 of Shares    Par Value           Capital            Deficit       Deficiency
                                               ------------- ------------ ------------------    --------------- ---------------

BALANCE, December 31, 1996                      7,722,188      $77,222          $16,362,395        $(16,798,006)     $(358,389)

Issuance of stock in lieu of cash compensation    333,333        3,333               48,750              -              52,083
Exercise of stock options                          46,000          460                2,620              -               3,080

Options granted at less than fair market value       -                -              42,187              -              42,187

NET LOSS, 1997                                                                                       (2,792,089)    (2,792,089)
                                               ----------    ------------ ------------------     --------------- --------------

BALANCE, December 31, 1997                      8,101,521       81,015           16,455,952         (19,590,095)    (3,053,128)

Options granted at less than fair market value      -              -                 11,769                 -           11,769

NET LOSS, 1998                                      -              -                    -              (887,828)      (887,828)
                                             -------------  ------------- ------------------ ------------------  --------------

BALANCE, December 31, 1998                      8,101,521       81,015           16,467,721         (20,477,923)    (3,929,187)


Exercise of stock options                          20,000          200                1,800                   -          2,000

NET INCOME, 1999                                    -              -                    -                 8,740          8,740
                                               ----------   ------------- ------------------ ------------------  --------------

BALANCE, December 31, 1999                      8,121,521      $81,215          $16,469,521        $(20,469,183)   $(3,918,447)
                                               ==========   ============= ================== ================== ===============


PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS                                                  5
===============================================================================
The accompanying notes are an integral part of these financial statements.

                                                                              Year Ended December 31,
                                                                     1999               1998               1997
                                                               ------------------ ------------------ -----------------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
    Net income (loss)                                                   $8,740          $(887,828)       $(2,792,089)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Depreciation                                                    58,726            106,910            217,331
        Expense recognized for options granted at
            less than fair market value                                      -             11,769             42,187
        Stock issued in lieu of cash compensation                            -                  -             52,083
      (Increase) decrease in:
        Accounts receivable, net                                        46,186             12,653             80,030
        Prepaid expenses and other current assets                            -                  -             33,855
        Other assets                                                      (107)            31,582              1,807
      Increase (decrease) in:
        Accounts payable and accrued expenses                         (144,567)            46,108             73,235
        Due to ASI                                                     206,096            747,388          2,068,596
        Due to related party                                           105,000            110,000            180,000
        Deferred revenue                                               101,000             (6,321)          (736,126
                                                               ------------------ ------------------ -----------------
        Net Cash Provided by (Used for)
          Operating Activities                                         381,074            160,999            (92,710)
                                                               ------------------ ------------------ -----------------

  INVESTING ACTIVITIES:
    Purchases of equipment, furniture and
      fixtures                                                         (19,580)           (21,405)                 -
                                                               ------------------ ------------------ -----------------

  FINANCING ACTIVITIES:
    Proceeds from issuance of stock in exchange for
      stock options and cash                                             2,000                  -              3,080
    Payments on capitalized lease obligations                                -             (4,254)           (49,154)
                                                               ------------------ ------------------ -----------------
        Net Cash Provided by (Used for)
          Financing Activities                                           2,000             (4,254)           (46,074)
                                                               ------------------ ------------------ -----------------

INCREASE (DECREASE) IN CASH                                            363,494            135,340           (138,784)

CASH AND CASH EQUIVALENTS:

    Beginning of year                                                  217,129             81,789            220,573
                                                               ------------------ ------------------ -----------------

    End of year                                                       $580,623          $ 217,129       $     81,789
                                                               ================== ================== =================

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                              6
===============================================================================
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================

-------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION:
--------------------------------------------------------------------------------

PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.) (the "Company"), a Delaware corporation, is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

The Company sells its products worldwide to value added resellers and original equipment manufacturers of personal computers and personal computer networks utilized, on a corporate level.
--------------------------------------------------------------------------------
NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Basis of Accounting:
The Company's policy is to prepare its financial statements on the accrual basis of accounting.

Revenue Recognition:
The Company generates revenues from licensing the rights to use its software products directly to distributors, resellers, original equipment manufacturers (OEM's), and end users.

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

The Company also offers post contract services, which includes software version upgrades and consulting and training services related to installation and implementation of the Company's product. Revenues paid by the customer prior to performance of post contract services are deferred and recognized over the term of the post contract service agreement, usually one year.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                              7
===============================================================================
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================

--------------------------------------------------------------------------------
NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
--------------------------------------------------------------------------------

Advertising:
Advertising costs are expensed as incurred.

Cash and Cash Equivalents:
Cash and cash equivalents consist primarily of cash at banks and highly liquid investments with maturities of three months or less.

Equipment, Furniture and Fixtures:
Equipment, furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

Accounting for Stock-Based Compensation:
The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements.

Federal Income Taxes:
The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Net Income (Loss) Per Common Share:
Net income (loss) per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year.

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                              8
===============================================================================
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================
NOTE 3  -  INCOME TAXES:
-------------------------------------------------------------------------------

For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 1999, 1998 and 1997 for Federal and State purposes:


      Federal  Net
     Operating Loss    Year Incurred                      Expiration Date
    ----------------- -----------------                 ----------------------

        $2,110,824    December 31, 1992                   December 31, 2007
        $2,790,034    December 31, 1993                   December 31, 2008
        $2,880,756    December 31, 1994                   December 31, 2009
        $3,648,749    December 31, 1995                   December 31, 2010
        $4,660,613    December 31, 1996                   December 31, 2011
        $2,707,112    December 31, 1997                   December 31, 2012
       $   880,373    December 31, 1998                   December 31, 2013


      State Net
    Operating Loss     Year Incurred                      Expiration Date
   ----------------- -------------------            -------------------------

        $2,159,599     December 31, 1995                   December 31, 2002
        $4,656,237     December 31, 1996                   December 31, 2003
        $2,704,336     December 31, 1997                   December 31, 2004
       $   879,754     December 31, 1998                   December 31, 2005

As stated in Note 11, the State of New Jersey is currently allowing the sale of state net operating losses and research tax credits. At this time, it is undeterminable the duration of the program or the amounts that will be sold.

The Company also has tax credits related to research activities of approximately $175,000, $145,000 and $117,000 at December 31, 1999, 1998,
and 1997, respectively.

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31:

                                    1999             1998           1997
                              ------------------------------------------------

Total deferred tax liabilities $     -             $    -       $     -

Deferred tax assets             5,900,000           5,900,000       5,600,000
Total valuation allowance       5,900,000           5,900,000       5,600,000
                               -----------------------------------------------

                               $    -             $     -            $      -
                               ===============================================

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                              9
===============================================================================
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================
NOTE 4 - DEBT:
-------------------------------------------------------------------------------

During 1996, the Company issued $129,691 of Convertible Notes (the Notes) to certain stockholders of the Company. The Notes bear interest at 12% per annum and are convertible into common stock at a rate of $.30 per share. The Notes matured in December 1999 and are callable at any time.

-------------------------------------------------------------------------------
NOTE 5  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

William Weiss, Chief Executive Officer and Sol Rosenberg, President entered into an employment agreement with the Company for a term ending December 31, 1998. In accordance with their respective contracts, each of Messrs. Weiss and Rosenberg is entitled to $120,000 per annum. Mr. Weiss' annual compensation will be increased to $150,000 per annum after the end of the first fiscal year in which the Company is profitable. On April 15, 1997, Mr. Rosenberg's contract was terminated. As per the contract he received $120,000 severance pay and had his disability insurance maintained for one year.

During 1997, 1998 and 1999, the Company has been involved with various lawsuits regarding outstanding delinquent liabilities incurred in the ordinary course of business. As of the date of the financial statements, these lawsuits have been settled for the amount of the obligation recorded with various terms. These amounts are recorded on the accompanying December 31, 1999 balance sheet. The payment terms of the settlement amounts are being met.

--------------------------------------------------------------------------------
NOTE 6 - LEASES:
-------------------------------------------------------------------------------

The Company leases its office space under a non-cancelable operating lease. Future minimum rental payments required under this lease are $80,000, $73,333 and $116,444 for 1999, 1998 and 1997, respectively. In addition, the Company leases office furniture and a copier under two capital lease agreements requiring principal payments of $-0-, $61,500 and $16,500 in 1999, 1998 and 1997, respectively. Rent expense was approximately $80,000, $73,333 and $116,444 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum rental payment required under these leases are as follows:

                  Year Ended
                  December 31,
                      2000                                           $85,839
                      2001                                            12,506
                      2002                                               -
                      2003                                               -
                      2004                                               -
                    Thereafter                                           -
                                                             ===================
                                                                     $98,345
                                                             ===================

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                              10
===============================================================================
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================

NOTE 7  -  DUE TO ASI:
--------------------------------------------------------------------------------

In January, 1997, the Company signed a letter of intent with Access Solutions International, Inc. (ASI) for the sale of the Company's assets and assumption of certain liabilities in exchange for ASI stock. The negotiations of the sale continued through August 24, 1998 at which time ASI terminated all negotiations of a merger. During these negotiations, ASI loaned the Company $300,000 at 12% interest which is convertible into common stock at $.25 per share at the option of ASI. The Company also entered into a management agreement with ASI for a fee of $50,000 per month up to $300,000 and then $1 per month thereafter. This agreement was terminated in October 1998. In addition, ASI billed the Company for various ordinary business expenses that the Company incurred and ASI paid on the Company's behalf. All of these amounts, including accrued interest on the $300,000 note have been included in due to ASI on the accompanying balance sheet.


-------------------------------------------------------------------------------
NOTE 8  -  GOING CONCERN:
-------------------------------------------------------------------------------

As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of December 31, 1999, current liabilities exceed current assets by $4,019,310 and total liabilities exceed total assets by $3,918,447. These factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable raise substantial doubt about the Company's ability to continue as a going concern.

Management has developed new software called "Internet Express" and is currently pursuing the marketing of this product. The Company is also in the process of developing a plan to reduce its liabilities through the issuance of stock. As discussed in Note 11, management will continue to sell State net operating losses and research tax credits in order to provide cash flow if the State of New Jersey continues this program. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


--------------------------------------------------------------------------------
NOTE 9  -  MAJOR CUSTOMERS:
--------------------------------------------------------------------------------

The Company sells its products primarily through mass distributors and approximately 60 independent Value Added Resellers ("VARS"). The VARS sell and install these products at end user sites. Sales to one major customer for the year ended December 31, 1999 was approximately 21%. Sales to two major customers for the year ended December 1998 were approximately 23% and 14%. Sales to two major customers for the year ended December 31, 1997 were 13% and 11%.

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                              11
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================
NOTE 10  -  OPTIONS AND WARRANTS:
The Company adopted a stock option plan (the "1993 Stock Option Plan"), effective March 8, 1993, pursuant to which employees of the Company are eligible to receive incentive stock options. The 1993 Stock Option Plan, which expires in 2003, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board of Directors.
Stock option transactions for the 1993 Stock Option Plan are summarized as follows:

                                                                   Year Ended December 31,
                                                        Exercise                   Exercise                  Exercise
                                            1999         Price          1998         Price        1997        Price
                                         ------------ ------------- ------------- ------------ ----------- -------------
Outstanding, beginning of year              20,183       $2.60         32,417        $2.60        33,187     $2.60
Granted                                          -        -                 -         -                -      -
Exercised                                        -        -                 -         -                -      -
Canceled or expired                              -        -           (12,234)       $2.60          (770)    $2.60
                                         ------------ ------------- ------------- ------------ ----------- -------------
Outstanding, end of year                    20,183       $2.60         20,183        $2.60        32,417     $2.60
                                         ============ ============= ============= ============ =========== =============

As of December 31, 1999, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

1995 Stock Option Plan -
    In May 1995, the Company adopted a stock option plan (the "1995 Stock Option Plan"), pursuant to which officers, directors and employees of the Company and certain other persons conferring benefit upon the Company will be eligible to receive stock options. The 1995 Stock Option Plan, which expires on March 1, 2005, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price, vesting and other conditions of purchase of options is determined by the Board of Directors. Stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant.
Stock option transactions for the 1995 Stock Option Plan are summarized as follows:

                                                               Year Ended December 31,
                                                Exercise                     Exercise                      Exercise
                                    1999          Price          1998         Price           1997          Price
                                ------------- -------------- ------------- ------------- --------------- -------------
Outstanding, beginning
  of year                           738,563   $.10-2.50         620,780    $.10-2.50        467,434      $.05-2.50
Granted                             243,600        .03          243,000         .06         264,747        .41
Exercised                           (20,000)       .10                -        -            (46,000)       .005-.10
Canceled or expired                       -       -            (125,217)     .10-2.50       (65,401)       .10-2.50
                                ------------- -------------- ------------- ------------- --------------- -------------
Outstanding, end of year            962,163   $.03-2.50         738,563    $.06-2.50        620,780      $.10-2.50
                                ============= ============== ============= ============= =============== =============

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                             12
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================

--------------------------------------------------------------------------------
NOTE 10  -  OPTIONS AND WARRANTS: (Continued)
--------------------------------------------------------------------------------

As of December 31, 1999, 962,163 options were exercisable at prices ranging from $.03 to $2.50 per share.

Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for stock-based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $-0- with a $.01 per share effect in 1999 and approximately $42,000 with $.01 per share effect in 1998 and $12,000 with a $.01 per share effect in 1997. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1999, 1998 and 1997 was $.03, $.06 and $.41, respectively.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $.03 in 1999, $.06 in 1998 and $.41 in 1997 and the following weighted average assumptions; risk-free interest rate of 5.0% in 1999, 1998 and 1997, volatility of 75% for 1999, 1998 and 1997, and dividend yield of 0% for 1999, 1998 and 1997.


-------------------------------------------------------------------------------
NOTE 11  -  INCOME FROM SALE OF TAX CREDITS:
-------------------------------------------------------------------------------

In June 1999, the State of New Jersey passed legislature allowing small businesses to sell State of New Jersey Net Operating Loss and Research Tax credit carryforwards to companies that could utilize the loss. For 1999, a pool of $50 million was available to be shared by all companies eligible. The Company was authorized to sell $9,231,633 of State net operating losses from 1992, 1993, 1994 and 1995. The net proceeds to the company for the sale of these net operating losses were $623,135. The Company has approximately $10,500,000 of State losses available for future sale.

--------------------------------------------------------------------------------
NOTE 12  -  RELATED PARTY TRANSACTIONS:
-------------------------------------------------------------------------------

Mr. William Weiss, CEO of the Company receives compensation of $10,000 per month as part of an employment contract. During 1999, 1998 and 1997, he has assigned payment of the compensation to other companies he is affiliated with.

During 1997, the Company issued 333,333 shares of stock in lieu of compensation to a majority stockholder.

================================================================================
PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS                                             13
DECEMBER 31, 1999, 1998 AND 1997
===============================================================================


NOTE 13 - ROYALTIES:
--------------------------------------------------------------------------------

During 1999, 1998 and 1997, the Company had licensing agreements with 5 vendors to distribute various software products. At December 31, 1999, all amounts outstanding in regards to these agreements have been included in the accompanying December 31, 1999 financial statements.


-------------------------------------------------------------------------------
NOTE 14  -  EXPORT SALES:
-------------------------------------------------------------------------------

Export sales were approximately 8%, 9% and 16% of the Company's net sales for the years ended December 1999, 1998 and 1997, respectively.


-------------------------------------------------------------------------------
NOTE 15  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------------------------------------

                                    1999              1998               1997
                               ----------------- ------------------ ------------

Cash paid for interest          $    -           $     24             $1,700
                               ================= ================== ============

(a)       Reports on Form 8-K.

         The Company filed one report on Form 8-K during the period covered by this report. The report on Form 8-K was filed with respect to Item 5. The date of such report on Form 8-K was August 25, 1998.

         The Company also filed a report on Form 8-K on March 1, 2000 relating to Item 9.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  PAPERCLIP SOFTWARE, INC.


                                  By: /s/ William Weiss
                                  William Weiss, Chief Executive Officer


                                  Date: March 7,2000

         Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 7, 2000
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 7, 2000
                          Engineering and Secretary