Form 10QSB
period 2000-03-31
PAPERCLIP SOFTWARE INCE
filed 2000-05-15
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 0-26598

                  PAPERCLIP SOFTWARE, INC.
(Exact name of Small Business Issuer as specified in Its Charter)

                          DELAWARE
                  (State of incorporation)

                         22-3137907
                  (IRS Employer ID number)

       646 Route 46 West
       HASBROUCK HEIGHTS , NJ                    07604
    (Address of principal executive offices)  (Zip Code)

                        (201)329-6300
               (Registrant's telephone number)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                May  15, 2000
Common Stock, $.01 par value            8,121,521
Redeemable Class A Warrants             3,599,500

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets                            1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2 .Managements Discussion and Analysis
        of Financial Condition and
        Results of Operations                               5

Part II Other Information

Item 6. Exhibits and reports on Form 8-K                    7

Signatures                                                  8

Exhibit index                                               9

Exhibit 27, Article 5 Financial Data Schedule              10

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEETS - MARCH 31, 2000 (Unaudited)

                                                March 31,
                                                   2000
ASSETS                                         ------------

Cash and cash equivalents                         $358,335
Accounts receivable (net of
   allowance for doubtful accounts
   of $30,000)                                     163,781
Prepaid expenses                                    17,017
                                               ------------
Total current assets                               539,133
                                               ------------
Equipment, furniture and fixtures:
Computer and office equipment                      429,999
Furniture and fixtures                             204,858
                                               ------------
                                                   634,857
Less- Accumulated depreciation                    (560,777)
                                               ------------
                                                    74,080
                                               ------------
Other assets                                        20,000
                                               ------------
Total assets                                      $633,213
                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses           $1,100,320
Due to ASI                                       3,060,818
Accounts payable- related party                    365,000
Deferred revenue                                   114,000
Notes payable                                      129,691
                                               ------------
Total current liabilities                        4,769,829



STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 30,000,000
   shares; $.01 par value; issued and
   outstanding 8,121,521 shares                     81,215
Additional paid-in capital                      16,469,521
Accumulated deficit                            (20,687,352)
                                               ------------
   Stockholders' equity (deficit)               (4,136,616)
                                               ------------
Total liabilities and
   stockholders' equity (deficit)                 $633,213
                                               ============
                                    -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2000 AND MARCH 31, 1999
UNAUDITED


                                               THREE MONTHS ENDED MARCH 31,

                                                   2000           1999
                                               ------------   ------------
NET SALES                                    $     308,725  $     272,968
                                               ------------   ------------

OPERATING EXPENSES:
Salaries and related benefits                      184,029        169,776
Research and development expenses                  143,849         90,670
Selling expenses                                    70,715         92,713
General and administrative expenses                 77,616         58,085
                                               ------------   ------------
     Total operating expenses                      476,209        411,244
                                               ------------   ------------


     Loss from operations                         (167,484)      (138,276)
                                               ------------   ------------

OTHER INCOME (EXPENSE):
Interest income                                      3,315            175
Interest expense                                   (54,000)       (53,900)
                                               ------------   ------------
                                                   (50,685)       (53,725)
                                               ------------   ------------


Net loss                                     $    (218,169) $    (192,001)
                                               ============   ============

LOSS PER COMMON SHARE                        $       (0.03) $       (0.02)
                                               ============   ============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                               8,121,521      8,103,965
                                               ============   ============

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
UNAUDITED
                                               THREE MONTHS ENDED MARCH 31,
                                                   2000           1999
                                               ------------   ------------
OPERATING ACTIVITIES:
Net loss                                     $    (218,169)      (192,001)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                         9,200         26,700
Decrease (Increase) in accounts receivable         (27,123)        56,593
Decrease (Increase)  in prepaid
   expenses and other current assets               (17,017)        (6,667)
Increase (Decrease) in accounts payable,
   and accrued expenses                                238       (166,601)
Increase in due to ASI                              50,000         50,000
(Decrease) in accounts payable - related party     (30,000)        30,000
Increase in deferred revenues                       13,000
                                               ------------   ------------
Net cash used in operating activities             (219,871)      (201,976)
                                               ------------   ------------
INVESTING ACTIVITIES -- Purchases of
   equipment, furniture and fixtures                (2,417)        (5,213)
                                               ------------   ------------
FINANCING ACTIVITIES:
Proceeds from issuance of stock in
   exchange for Stock Options and cash                              2,000
                                               ------------   ------------
Net cash provided by financing activities                0          2,000
                                               ------------   ------------

Net  increase (decrease) in cash                  (222,288)      (205,189)

CASH, beginning of period                          580,623        217,129
                                               ------------   ------------
CASH, end of period                          $     358,335  $      11,940
                                               ============   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                            0              0
                                               ============   ============

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation
SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB (for the year ended December 31, 1999) as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of  Operations
Three Months Ended March 31, 2000 Compared with Three Months
Ended March 31, 1999

         Net sales of PaperClip Software, Inc. (the "Company") increased by $35,757 or 13% to $308,725 for the three months ended March 31, 2000 from $272,968 for the three months ended March 31, 1999. The increase was due to revenues received in connection with special one-time development services performed by the Company for a customer.

    Salaries and related benefits increased by $14,253 or 8% to $184,029 for the three months ended March 31, 2000 from $169,776 for the three months ended March 31, 1999. The increase was due to an increase in personnel and from the commencement of a new marketing campaign for the Company's new product line.

    Research and development expenses increased by $53,179 or 59% to $143,849 for the three months ended March 31, 2000 from $90,670 for the three months ended March 31, 1999. The increase was due to an increase in personnel and more extensive use of outside consultants related to the Company's new products.

    Selling expenses decreased by $21,998 or 24% to $70,715 for the three months ended March 31, 2000 from $92,713 for the three months ended March 31, 1999. The decrease was due to a decrease in the amount of royalties the Company was required to pay for its products which resulted from the Company's shift to marketing and selling products that require lower or no royalties to be paid to third parties.

    General and administrative expenses increased by $19,531 or 34% to $77,616 for the three months ended March 31, 2000 from $58,085 for the three months ended March 31, 1999. The increase was due to professional fees related to the audit of the Company's financial statements for the three years ended
December 31, 1999.

    Other income(expense) increased by $3,040 to $(50,685) for the three months ended March 31, 2000 from $(53,725) for the three months ended March 31, 1999. The change was due to an increase in interest income relating to investments of funds received from the sale of some of the Company's cumulative net operating losses for New Jersey income tax purposes in 1999.

    Net loss from operations increased by $26,168 or 14% to $218,169 for the three months ended March 31, 2000 from $192,001 for the three months ended March 31, 1999. The incease was due to an increase in expenses relating to the development and marketing of the Company's new product, Internet Express.

Liquidity and Capital Resources
March 31, 2000 Compared with December 31, 1999

For the three months ended March 31, 2000 the Company incurred a net loss of $218,169. As of March 31, 2000, the Company had an accumulated deficit of $20,687,352. The Company continues to incur operating losses. The Company had negative working capital of $4,019,310 and $4,230,696 as of December 31, 1999 and March 31, 2000, respectively. The increase in negative working capital of $211,386 was due to the net loss for the three months ended March 31, 2000.

Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of March 31, 2000, the Company had aggregate liabilities in excess of $4.8 million, approximately $3.0 million of which is owed to Access Solutions International, Inc. ("Access"). The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, and is currently negotiating the potential equitization of the amount owed to Access, there can be no assurance that such arrangements will continue or that the Company will enter into an agreement with Access regarding the amounts owed to it. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits -
                        Exhibit 27- Financial Data Schedule

                (b)     Reports on Form 8-K

                      The Company filed on March 1, 2000 a report
                on Form 8-K, which related to the Company's change of independent public accountants.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  May 15, 2000

                   Paperclip Software, Inc.

                         Exhibit Index



      Exhibit Number                               Page #



            27     Financial Data Schedule              10