Form 10QSB
period 2000-06-30
PAPERCLIP SOFTWARE INCE
filed 2000-08-15
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2000

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

Class                                August 10, 2000
Common Stock, $.01 par value            8,121,521
Redeemable Class A Warrants             3,599,500

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        of Financial Condition and
        Results of Operations                               5

Part II Other Information

Item 6. Exhibits and reports on Form 8-K                    7

Signatures                                                  8

Exhibit index                                               9

Exhibit 27, Article 5 Financial Data Schedule              10

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET -
June 30, 2000(unaudited)
                                                   June 30,
                                                         2000
                                                 -------------
ASSETS
Cash and cash equivalents                     $       181,670
Accounts receivable (net of
   allowance for doubtful accounts
   of $30,000)                                        213,005
Prepaid expenses                                        6,667
                                                 -------------
Total current assets                                  401,342
                                                 -------------
Equipment, furniture and fixtures:
Computer and office equipment                         436,114
Furniture and fixtures                                204,858
                                                 -------------
                                                      640,972
Less- Accumulated depreciation                       (569,977)
                                                 -------------
                                                       70,995
                                                 -------------
Other assets                                           20,000
                                                 -------------
Total assets                                  $       492,337
                                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses         $     1,108,324
Due to ASI                                          3,110,818
Accounts payable- related party                       395,000
Deferred revenue                                      206,000
Notes payable                                         129,691
                                                 -------------
Total current liabilities                           4,949,833

Notes payable

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 30,000,000
   shares; $.01 par value; issued and
   outstanding 8,121,521 shares                        81,215
Additional paid-in capital                         16,469,521
Accumulated deficit                               (21,008,232)
                                                 -------------
   Stockholders' equity (deficit)                  (4,457,496)
                                                 -------------
Total liabilities and
   stockholders' equity (deficit)             $       492,337
                                                 =============
                             -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  SIX MONTHS ENDED
JUNE 30, 2000 AND JUNE 30, 1999
UNAUDITED

                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,

                                       2000          1999               2000           1999
                                    ----------   -------------       -----------  --------------
NET SALES                         $   291,232  $      350,227      $    599,957 $       623,195
                                    ----------   -------------       -----------  --------------

OPERATING EXPENSES:
Salaries and related benefits         261,178         167,343           445,207         337,119
Research and development expenses      96,816         105,923           240,665         196,593
Selling expenses                       92,291          18,829           163,006         111,542
General and administrative expenses   109,984          58,277           187,600         116,361
                                    ----------   -------------       -----------  --------------
     Total operating expenses         560,269         350,372         1,036,478         761,615
                                    ----------   -------------       -----------  --------------


     Loss from operations            (269,037)           (145)         (436,521)       (138,420)
                                    ----------   -------------       -----------  --------------

OTHER INCOME (EXPENSE):
Interest income                         1,957                             5,272             174
Interest expense                      (53,800)        (53,900)         (107,800)       (107,800)
                                    ----------   -------------       -----------  --------------
                                      (51,843)        (53,900)         (102,528)       (107,626)
                                    ----------   -------------       -----------  --------------


Net loss                          $  (320,880) $      (54,045)     $   (539,049)$      (246,046)
                                    ==========   =============       ===========  ==============

LOSS PER COMMON SHARE             $     (0.04) $        (0.01)     $      (0.07)$         (0.03)
                                    ==========   =============       ===========  ==============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                  8,121,521       8,121,521         8,121,521       8,112,792
                                    ==========   =============       ===========  ==============




                                     -2-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
UNAUDITED
                                                 SIX MONTHS ENDED JUNE 30,
                                                     2000               1999
                                                 -------------       -----------
OPERATING ACTIVITIES:
Net loss                                      $      (539,049)     $   (246,046)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                           18,400            53,400
Decrease (Increase) in accounts receivable            (76,347)          (38,486)
Decrease (Increase)  in prepaid
   expenses and other current assets                   (6,667)
Increase (Decrease) in accounts payable,
   and accrued expenses                                 8,242          (142,980)
Increase in deferred revenues                         105,000
                                                 -------------       -----------
Net cash used in operating activities                (490,421)         (374,112)
                                                 -------------       -----------
INVESTING ACTIVITIES -- Purchases of
   equipment, furniture and fixtures                   (8,532)           (6,498)
                                                 -------------       -----------
FINANCING ACTIVITIES:
Proceeds from issuance of stock in
   exchange for Stock Options and cash                                    2,000

Increase in Loan Payable ASI                          100,000           100,000
Proceeds from borrowings                                                100,000
                                                 -------------       -----------
Net cash provided by financing activities             100,000           202,000
                                                 -------------       -----------

Net  increase (decrease) in cash                     (398,953)         (178,610)

CASH, beginning of period                             580,623           217,129
                                                 -------------       -----------
CASH, end of period                           $       181,670      $     38,519
                                                 =============       ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                 $             0      $          0
                                                 =============       ===========

                                 -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

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

                             -4-

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of  Operations
Three Months and Six Months Ended June 30, 2000 Compared with Three Months and Six Months June 30, 1999

         Net sales of PaperClip Software, Inc. (the "Company") decreased by $58,995 or 16.84% to $291,232 for the three months ended June 30, 2000 from $350,227 for the three months ended June 30, 1999 and decreased by $23,238 or 3.73% to $599,957 for the six months ended June 30, 2000 from $623,195 for the six months ended June 30, 1999. The decrease was due to lower revenues received from the sale of Paperclip products offset by an increase in revenues in connection with special one-time development services performed by the Company for a customer.

    Salaries and related benefits increased by $93,835 or 56.07% to $261,178 for the three months ended June 30, 2000 from $167,343 for the three months ended June 30, 1999 and increased by $108,088 or 32.06% to $ 445,207 for the six months ended June 30, 2000 from $337,119 for the six months ended June 30, 1999. The increase was due to an increase in personnel and from the commencement of a new marketing campaign for the Company's new product line.

    Research and development expenses decreased by $9,107 or 8.6% to $96,816 for the three months ended June 30, 2000 from $105,923 for the three months ended June 30, 1999 and increased by $44,072 or 22.42% to $ 240,665 for the six months ended June 30, 2000 from $196,593 for the six months ended June 30, 1999. The increase was due to an increase in personnel and more extensive use of outside consultants related to the Company's new products.

    Selling expenses increased by $73,462 or 390.15% to $92,291 for the three months ended June 30, 2000 from $18,829 for the three months ended June 30, 1999 and increased by $51,464 or 46.14% to $163,006 for the six months ended June 30, 2000 from $111,542 for the six months ended June 30, 1999. The increase was due to an increase in advertising for the Company's new product line.

    General and administrative expenses increased by $51,707 or 88.73% to $109,984 for the three months ended June 30, 2000 from $58,277 for the three months ended June 30, 1999 and increased by $71,239 or 61.22% to $ 187,600 for the six months ended June 30, 2000 from $116,361 for the six months ended June 30, 1999. The increase was due to professional fees related to the audit of the Company's financial statements for the three years ended
December 31, 1999.

    Other income(expense) increased by $2,057 to ($51,843) for the three months ended June 30, 2000 from ($53,900) for the three months ended June 30, 1999 and increased by $ 5,098 or 4.74% to ($102,528)for the six months ended June 30, 2000 from ($107,626) for the six months ended June 30, 1999. The change was due to an increase in interest income relating to investments of funds received from the sale of some of the Company's cumulative net operating losses for New
Jersey income tax purposes in 2000.

    Net loss from operations increased by $266,835 or 493.73% to $320,880 for the three months ended June 30, 2000 from $54,045 for the three months ended June 30, 1999 and increased by $293,003 or 119.08% to ($539,049) for the six months ended June 30, 2000 from $246,046 for the six months ended June 30, 1999. The increase was due to an increase in expenses relating to the development and marketing of the Company's new product, Internet Express.

                                      -5

Liquidity and Capital Resources
June 30, 2000 Compared with December 31, 1999

For the three months and the six months ended June 30, 2000 the Company incurred a net loss of $320,880 And $539,049 respectively. As of June 30, 2000, the Company had an accumulated deficit of $21,008,232. The Company continues to incur operating losses. The Company had negative working capital of $4,019,310 and $4,548,491 as of December 31, 1999 and June 30, 2000, respectively. The increase in negative working capital of $529,181 was due to the net loss for the three months and six months ended June 30, 2000.

Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of June 30, 2000, the Company had aggregate liabilities in excess of $4.9 million, approximately $3 million of which is owed to Access Solutions International, Inc. ("Access"). The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, and is currently negotiating the potential equitization of the amount owed to Access, there can be no assurance that such arrangements will continue or that the Company will enter into an agreement with Access regarding the amounts owed to it. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits -
                        Exhibit 27- Financial Data Schedule

                (b)     Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date: August 14, 2000

                   Paperclip Software, Inc.

                         Exhibit Index



      Exhibit Number                               Page #



            27     Financial Data Schedule              10