Form 10QSB
period 2000-09-30
PAPERCLIP SOFTWARE INCE
filed 2000-11-14
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number 0-26598

                  PAPERCLIP SOFTWARE, INC.
(Exact name of Small Business Issuer as specified in Its Charter)

                          DELAWARE
                  (State of incorporation)

                         22-3137907
                  (IRS Employer ID number)

       646 Route 46 West
       HASBROUCK HEIGHTS, NJ                    07604
    (Address of principal executive offices)  (Zip Code)

                        (201) 329-6300
               (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                               November 14, 2000
Preferred Stock, Series A               3,649,543
Common Stock, $.01 par value            8,121,521
Redeemable Class A Warrants             3,599,500

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

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET -    September 30, 2000(unaudited)
                                                  September 30,
                                                      2000
                                                  ------------
ASSETS
Cash and cash equivalents                      $       84,522
Accounts receivable (net of
          allowance for doubtful accounts
          of $30,000)                                 261,881
                                                  ------------
Total current assets                                  346,403
                                                  ------------
Equipment, furniture and fixtures:
Computer and office equipment                         436,114
Furniture and fixtures                                204,858
                                                  ------------
                                                      640,972
Less- Accumulated depreciation                       (579,177)
                                                  ------------
                                                       61,795
                                                  ------------
Other assets                                           20,000
                                                  ------------
Total assets                                   $      428,198
                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses          $    1,049,339
Due to ASI                                          3,160,818
Accounts payable- related party                       425,000
Deferred revenue                                      221,000
Notes payable                                         129,691
                                                  ------------
Total current liabilities                           4,985,848

Notes payable

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 30,000,000
          shares; $.01 par value; issued and
          outstanding 8,121,521 shares                 81,215
Additional paid-in capital                         16,469,521
Accumulated deficit                               (21,108,386)
                                                  ------------
          Stockholders' equity (deficit)           (4,557,650)
                                                  ------------
Total liabilities and
          stockholders' equity (deficit)       $      428,198
                                                  ============
                                    -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND  NINE MONTHS ENDED
SEPTEMBER  30, 2000 AND SEPTEMBER 30, 1999
UNAUDITED

                                                          THREE MONTHS ENDED             NINE MONTHD ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2000           1999                2000       1999
                                                  ------------   ------------   ------------   --------------
NET SALES                                       $     319,342  $     381,044  $     919,299  $     1,004,239
                                                  ------------   ------------   ------------   --------------

OPERATING EXPENSES:
Salaries and related benefits                         225,971        170,170        671,178          507,289
Research and development expenses                      62,955         79,607        303,620          276,200
Selling expenses                                        3,597         53,854        166,603          165,396
General and administrative expenses                    73,073         60,981        260,673          177,342
                                                  ------------   ------------   ------------   --------------
     Total operating expenses                         365,596        364,612      1,402,074        1,126,227
                                                  ------------   ------------   ------------   --------------


   Income (loss) from operations                      (46,254)        16,432       (482,775)        (121,988)
                                                  ------------   ------------   ------------   --------------

OTHER INCOME (EXPENSE):
Interest income                                                                       5,272              174
Interest expense                                      (53,900)       (53,800)      (161,700)        (161,600)
                                                  ------------   ------------   ------------   --------------
                                                      (53,900)       (53,800)      (156,428)        (161,426)
                                                  ------------   ------------   ------------   --------------


Net loss                                        $    (100,154) $     (37,368) $    (639,203)        (283,414)
                                                  ============   ============   ============   ==============

LOSS PER COMMON SHARE                           $       (0.01) $       (0.00) $       (0.08) $         (0.03)
                                                  ============   ============   ============   ==============

WEIGHTED AVERAGE NUMBER COMMON                                                               $
SHARES OUTSTANDING                                  8,121,521      8,121,521      8,121,521        8,121,521
                                                  ============   ============   ============   ==============


PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
UNAUDITED
                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                      2000           1999
                                                  ------------   ------------
OPERATING ACTIVITIES:
Net loss                                       $     (639,203)$     (283,414)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                           27,600         80,100
Decrease (Increase) in accounts receivable           (125,223)         4,147
Increase (Decrease) in accounts payable,
          and accrued expenses                        (50,743)      (139,442)
Increase in deferred revenues                         120,000
                                                  ------------   ------------
Net cash used in operating activities                (667,569)      (338,609)
                                                  ------------   ------------
INVESTING ACTIVITIES -- Purchases of
          equipment, furniture and fixtures            (8,532)       (17,140)
                                                  ------------   ------------
FINANCING ACTIVITIES:
Proceeds from issuance of stock in
          exchange for Stock Options and cash                          2,000
Increase in loan payable ASI                          150,000        150,000
Increase in accounts payable- related party            30,000         25,000
                                                  ------------   ------------
Net cash provided by financing activities             180,000        177,000
                                                  ------------   ------------

Net  increase (decrease) in cash                     (496,101)      (178,749)

CASH, beginning of period                             580,623        217,129
                                                  ------------   ------------
CASH, end of period                            $       84,522 $       38,380
                                                  ============   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                  $            0 $            0
                                                  ============   ============

                                               -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

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

NOTE C -- SUBSEQUENT EVENTS

Pursuant to a Stock Purchase Agreement (the "Purchase Agreement") dated as of November 2, 2000 between the Company and Access Solutions International, Inc. ("Access"), the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to a Management Agreement dated as of November 12, 1997 between the Company and Access plus accrued interest of $384,786 on such advances. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible for 1 share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement, dated as of November 12, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997. Pursuant to the New Note issued to Access on November 2, 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Three Months and Nine Months Ended September 30, 2000 Compared with Three Months and Nine Months Ended September 30, 1999

         Net sales of PaperClip Software, Inc. (the "Company") decreased by $61,702 or 16% to $319,342 for the three months ended September 30, 2000 from $381,044 for the three months ended September 30, 1999 and decreased by $84,940 or 8% to $919,299 for the nine months ended September 30, 2000 from $1,004,239 for the nine months ended September 30, 1999. The decrease was due to lower revenues received from the sale of Paperclip products offset by an increase in revenues in connection with the licensing of its new product, Internet Express.

    Salaries and related benefits increased by $55,801 or 33% to $225,971 for the three months ended September 30, 2000 from $170,170 for the three months ended September 30, 1999 and increased by $163,889 or 32% to $ 671,178 for the nine months ended September 30, 2000 from $507,289 for the nine months ended September 30, 1999. The increase was due to an increase in sales personnel related to the commencement of a new marketing campaign for the Company's new product line.

    Research and development expenses decreased by $16,652 or 21% to $62,955 for the three months ended September 30, 2000 from $79,607 for the three months ended September 30, 1999 and increased by $27,420 or 10% to $ 303,620 for the nine months ended September 30, 2000 from $276,200 for the nine months ended September 30, 1999. The decrease for the three months ended September 30, 2000 was due to a reduction of outside consultants related to the Company's new product, while such consultants were used in the first six months of 2000, resulting in an overall increase for the nine months ended September 30, 2000.

    Selling expenses decreased by $50,257 or 93% to $3,597 for the three months ended September 30, 2000 from $53,854 for the three months ended September 30, 1999 and increased by $1,207 or 1% to $166,603 for the nine months ended September 30, 2000 from $165,396 for the nine months ended September 30, 1999. The decrease for the three months ended September 30, 2000 was due to renegotiations in amounts payable for royalties. The increase for the nine months was due to an increase in advertising for the Company's new product line, offset by the renegotiating amounts payable for royalties.

    General and administrative expenses increased by $12,092 or 20% to $73,073 for the three months ended September 30, 2000 from $60,981 for the three months ended September 30, 1999 and increased by $83,331 or 47% to $ 260,673 for the nine months ended September 30, 2000 from $177,342 for the nine months ended September 30, 1999. The increase was due to professional fees related to the negotiations of an agreement with Access Solutions International, Inc. and the audit of the Company's financial statements for the three years ended
December 31, 1999.

    Other income (expense) increased by $100 to ($53,900) for the three months ended September 30, 2000 from ($53,800) for the three months ended September 30, 1999 and increased by $ 4,998 or 3% to ($156,428) for the nine months ended September 30, 2000 from ($161,426) for the nine months ended September 30, 1999. The change was due to an increase in interest income relating to investments of funds received from the sale of some of the Company's cumulative net operating losses for New Jersey income tax purposes in 2000.


                                      -5

Liquidity and Capital Resources
September 30, 2000 Compared with December 31, 1999


    Net loss from operations increased by $62,786 or 168% to ($100,154) for the three months ended September 30, 2000 from ($37,368) for the three months ended September 30, 1999 and increased by $355,789 or 126% to ($639,203) for the nine months ended September 30, 2000 from ($283,414) for the nine months ended September 30, 1999. The increase was due to an increase in expenses relating to the development and marketing of the Company's new product, Internet Express.

For the three months and the nine months ended September 30, 2000 the Company incurred a net loss of $100,154 and $639,203 respectively. As of September 30, 2000, the Company had an accumulated deficit of $21,108,386. The Company continues to incur operating losses. The Company had negative working capital of $4,019,310 and $4,639,445 as of December 31, 1999 and September 30, 2000, respectively. The increase in negative working capital of $620,135 was due to the net loss for the three months and Nine months ended September 30, 2000.

Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of September 30, 2000, the Company had aggregate liabilities in excess of $4.9 million, approximately $3 million of which was owed to Access Solutions International, Inc. ("Access"). On November 2, 2000 the Company concluded an agreement with Access to convert $2,305,506 of amounts due to Access by the Company into 3,649,543 shares of Series A Preferred Stock. The agreement also includes Access' waiver of $300,000 of management fees owed to ASI by the Company. Additionally, the Company and Access entered into an Agreement, dated as of November 12, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997. Pursuant to the New Note issued to Access on November 2, 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of this agreement reduces the Company outstanding debt by more than 85% and results in the reduction of the Company's annual interest payments by approximately $220,000. Although the above improves the Company's liquidity, the Company still does not have sufficient working capital to satisfy its remainder liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits -
                        Exhibit 27- Financial Data Schedule

    (b)  Reports on Form 8-K

      The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date: November 14, 2000

                   Paperclip Software, Inc.

                         Exhibit Index



      Exhibit Number                               Page #



            27     Financial Data Schedule              10