Form 10KSB
period 2000-12-31
PAPERCLIP SOFTWARE INCE
filed 2001-04-02
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                        Commission File Number 000-26598

                            PAPERCLIP SOFTWARE, INC.
             (Name of small business issuer in its charter)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the fiscal year ended December 31, 2000 was $1,267,007. As of March 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $860,260 (based on the OTC Bulletin Board closing bid price on March 22, 2001). As of March 30, 2001, there were 8,121,521 shares of the registrant's common stock outstanding.


Documents Incorporated by Reference: None. Transitional Small
Business  Disclosure  Format  (check  one):  Yes  ___ No X


     Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, product development or enhancements, the Company's ability to raise capital and to pay its liabilities when due and negotiate arrangements with its creditors, the Company's ability to generate revenue and sell tax credits and the Company's ability to protect its proprietary property and to attract and retain key employees. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     On November 12, 1997, the Company and Access Solutions International, Inc. ("Access") entered into a definitive Merger Agreement (the "Merger Agreement") which provided that the Company would merge with and into a newly formed wholly owed subsidiary of Access. The merger consideration to be paid to the Company was 1,544,438 shares of the common stock of Access plus an equivalent number of Class B Warrants. Concurrent with the execution of the Merger Agreement, the Company and Access also entered into a Management Agreement pursuant to which Access assumed control of the day to day operations of the Company and advanced funds to the Company pending the closing of the transactions contemplated by the Merger Agreement (the "Management Agreement").

     In August 1998, Access terminated the Merger Agreement in accordance with its terms due to the failure by Access to satisfy the financing condition contained in the Merger Agreement. The Management Agreement was terminated in October 1998. In November 2000, the Company and Access entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to the Management Agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible for 1 share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement (the "Agreement"), dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of these agreements reduced the Company's outstanding debt by more than 85% and resulted in the reduction of the Company's annual interest payments by approximately $220,000.
     Since the termination of the Merger Agreement and the Management Agreement, the Company has had no sources of capital other than revenues from sales of its products and the sale of New Jersey tax credits. From January 1998 to March 2000, the Company did not have the funds necessary to pay for the audits of its statements or file reports required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and operated on a subsistence basis. The number of employees of the Company decreased from 31 in 1997 to 15 in 2000, and had dropped to a low of 11 in 1998. The Company continues to explore options to obtain sources of funding.
                                                -2-

     In October 1998, BISYS Insurance Services ("BISYS"), the nation's largest independent distributor of life insurance, selected the Company's Systems (as defined herein) as its enterprise document management and imaging solution. BISYS will use more than 450 installed end users of the Systems to reduce the tremendous amounts of paper-based documents processed daily, and to further automate and enhance their entire business process. In July 1999, BISYS began transmitting documents to Midland Insurance utilizing the Company's Internet Express product. In January 2000, First Colony Insurance, a division of General Electric Company, CNA Insurance, American General Life Insurance, and Legal & General Life Insurance began receiving documents from BISYS. In addition, since July 2000, Sovereign Bank began utilizing the Company's hosting services for the processing of secondary mortgage transactions.

     In April 2000, the Company employed D. Michael Bridges as President of the Company to continue development of the Company's business plan. From August 1998 through March 2000, Mr. Bridges acted as a consultant to the Company. In 1999 and 2000, the Company applied for a Technology Tax Certificate with State of New Jersey Economic Development Authority. The program allowed the Company to sell its New Jersey tax losses to a New Jersey company that could utilize the losses. The Company received approximately $625,000 and $351,000 in 1999 and 2000, respectively, from selling a portion of its losses. The Company intends to file in 2001 to sell additional tax losses of up to approximately $5.8 million and research and development credits aggregating approximately $165,000, which could result in net proceeds to the Company of approximately $565,000. There can be no assurance if or when the Company will receive such amount. In addition, there can be no assurance that the Company will receive sufficient funds to pay its creditors, file required documents with the Securities Exchange Commission and maintain its existence.

ABOUT THE COMPANY

     The Company's systems allow users of personal computers and personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The Company's systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document, or manually searching for documents.
                                                -3-

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

     The Company has developed its WebServer(TM) Product, which is an add-on to the Systems. This new product has been designed to provide full security for documents stored on a PaperClip System, to enable users to make the documents available to anyone with a Web Browser and to make a user's document repository accessible via the Internet or a private intranet. In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line. The Company offers NOSS as part of its systems as well as a stand-alone product. The Company is developing the next generation of the NOSS product. In 2000, NOSS for NT was deployed on the Microsoft Windows NT server platform and provides several new enhancements. The Company markets the Systems and associated products domestically (i) through mass distributors, including Law Cypress Distributing Company, New Wave and Z Source who sell to a value added reseller ("VAR") channel that currently consists of approximately 25 resellers and (ii) directly through such VARs. The Company markets its products internationally through approximately 5 VARs.

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

     The Systems have been designed to provide users of personal computers and computer networks the ability to exchange, file, retrieve and process large volumes of documents quickly, efficiently and at a low cost. The enhancements developed for the Systems have been designed to allow users to quickly implement workflow technology in their existing environments without the need for costly programming. The Company's Internet products give users the added flexibility of exchanging, accessing and managing stored documents via the Internet.
                                                -5-

THE PRODUCTS

     The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services.In 2000, the Company developed
4 new products, Internet Express, Intranet Express, WebServer and DECS (Document / EDI Capture Suite), and continued to further enhance its existing products. InternetExpress ("IE") is an extranet designed to exchange electronic document as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of Electronic Document Exchange ("EDX") packages across the Internet. Intranet Express ("IA") is designed to exchange electronic documents among organizations that are members of the same private intranet. The Company provides IA as a product, not a service. WebServer allows users across the World Wide Web to retrieve documents and conduct simple workflow tasks from their thin client browser. DECS is a remote electronic document EDX packaging system that provides scanning, printing, filing and Electronic Data Interchange("EDI") capture producing capabilities, and creates EDX Packages for IE, IA, the Systems and / or any EDX compliant solution. There can be no assurance that the Company's products will achieve market acceptance or result in revenue to the Company.

THE SYSTEMS

     The Systems allow users of personal computers and personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (collectively "Documents"), such as word processing files, spreadsheets and electronic mail. The Systems can be integrated with many personal computer applications with little or no programming and can file and retrieve Documents without the time consuming step of manually labeling or indexing each Document. The Systems range from single user, stand-alone products to enterprise-wide document management solutions.

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

     Images displayed through any of the Systems are facsimiles of the Documents that have been scanned, and the Systems allow Documents to be scrolled through (i.e., moved on a display screen to search for a particular line or section), enlarged, reduced, and rotated. The Systems also allow stored Documents to be reproduced through a locally connected laser printer, or through shared laser print servers on a network.
                                         -6-

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

THE COLD PRODUCT

     PaperClip COLD captures formatted print data streams. Once the data is captured by the PaperClip COLD Extract Engine, it is automatically imported into the user's PaperClip System and made available to the users by viewing through the PaperClip system. Users can access folders containing COLD data by simply pressing a designated key from the applications that they choose. They can also access folders of diverse information through PaperClip's intuitive file cabinet/folder interface. PaperClip COLD can print to any standard Windows printers or fax and can display documents on conventional 80-column monitors in 132 column format. To further facilitate the retrieval and review of COLD documents, PaperClip COLD supports full text searching of COLD documents and forms overlay, and can add colored lines to the display to simulate green bar paper viewing.

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

INTERNET PRODUCT LINE - WEBSERVER

     WebServer(TM) is an add-on to the Systems. The product provides full security for documents stored on a PaperClip System and enables users to make documents available to anyone with a Web Browser and to make available the user's document repository to both Internet and private intranet users.

OBJECTIVES, INTERNAL SALES FORCE AND RISKS

     Management's marketing objectives for the Systems and the Company's other products are as follows: (i) develop strategic relationships with prominent software organizations; (ii) introduce the Systems and the Company's other products to customers through VARs, original equipment manufacturers ("OEMs"), distributors and other distribution networks; (iii) create brand name recognition of its products by advertising in appropriate trade magazines and publications, and by attending and participating in exhibitions, shows and seminars, engaging in public relations campaigns, and conducting its own seminars and direct mail campaigns; and (iv) support the sales efforts of its resellers through sales tools and training.

     Marketing assistance, training and technical support of VARs is a critical component of the Company's efforts with respect to its Network and SQL Editions. Consequently, the Company is expending approximately $16,000 per month to maintain a group of two training, and technical support employees dedicated to providing on-going communication with, and support to, its VARs. Marketing assistance includes hot line access, mailings of product and technical updates, joint cooperative marketing, site visits and seminars.

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

VALUE ADDED RESELLER NETWORK

     To date, the most significant portion of the Company's sales have been made through VARs. The Company currently has approximately 30 VARs, of which approximately 25 VARs are in the United States and approximately 5 are abroad.

BUSINESS SERVICES

     The Company's Business Services Department sells directly to major accounts that want to work on a direct basis with the Company. It also offers users of its products and VARs, post-contract support, consulting services and assistance in the form of training, product education and technical support, when requested. The Business Services Department currently consists of 1 employee. CUSTOMERS AND SALES

     The Company had net sales of $1,267,007 in 2000, and $1,145,219 in 1999. Law Cypress accounted for 14% of the Company's sales in 2000 and 21%in 1999. Sales to two major customers for the year ended December 31, 2000 were approximately 17% and 14%. Sales to two major customers for the year ended December 31, 1999 were approximately 21% and 11%. CUSTOMER SUPPORT AND SERVICE

     The Company presently provides telephone support to its VARs. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Network, SQL and Professional Editions, which are provided by telephone support directly from the Company's technical support center.

PRODUCT DEVELOPMENT

     At present the Company's systems are being developed by a combination of in house staff and when necessary outside consultants. PaperClip expended approximately $374,600 and $351,200 on research and development in 2000 and 1999, respectively.

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

PRODUCTION

     The Company has produced a set of master CD'S and documentation for all of its products. The Company duplicates the CD'S and assembles and ships the Systems at and from its headquarters. The Company has also engaged various sources to produce and assemble the product and documentation (including packaging for the Systems on terms management believes are commercially reasonable).
                                         -10-

PRODUCT PROTECTION

     The Company relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its proprietary rights in its technology. The Company previously obtained from the U.S. Patent and Trademark Office a registered trademark for PAPERCLIP SOFTWARE AND DESIGN in August 1993 and obtained a registered trademark for PAPERCLIP IMAGING SOFTWARE AND DESIGN in February 1993. Both of those registrations were allowed to expire because they were for forms of the mark no longer in use. The Company is in the process of filing a new application for PaperClip Software in the U.S. Patent and Trademark Office. Although to the best of Company's knowledge no other person or entity owns any U.S. registered trademark for the mark "PaperClip" in connection with software or imaging products, there is a registration for "Technology As Easy To Use As A PaperClip"(tm) for consulting on computer hardware, software and systems in the fields of sales automation, order processing, voicemail, paging, dictation, transcription and telecommunications and off-site employee programs and businesses while the Company does not believe there is any likelihood of confusion raised by the use of such mark, if such confusion were alleged, the Company would rely on its prior common law rights. There also was a prior U.S. registration for use of the "PaperClip" mark in connection with pre-recorded word processor programs. This latter registration was automatically canceled on April 2, 1992 by the U.S. Patent and Trademark Office because of the registrant's failure to file (as required by statute) an affidavit, during the year commencing with the fifth anniversary of the registration, stating that the mark was still in use. However, the user of the canceled registration might, at some future time, assert an infringement claim in the U.S. based on alleged common law rights. If such a claim is asserted, the Company may be forced to expend significant effort, time and funds to defend against it. If the Company is not successful in defending against such a claim, the Company would be required to adopt a different name and would incur costs as a result thereof.

     The Company owns registrations for the trademark PAPERCLIP IMAGING SOFTWARE & DESIGN in Germany and Canada, but does not now own registrations or pending applications for trademark registration in other countries in which the Systems and the Company's other products are sold.

     The  Company   distributes  its  products  under  signed  software  license agreements, which grant customers perpetual licenses to use, rather than ownership of, the Company's products and which contain restrictions on copying, disclosure, reverse engineering and transferability. The source code for all of the Company's products is protected as a trade secret and as an unpublished copyrighted work. In addition, the Company has entered into nondisclosure agreements with its employees. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriations or independent third-party development of its technology.

     The Company has no patents on its proprietary software technology and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products and technology to the same extent as U.S. laws.
                                      -11-

     Although management believes that the Company's products, trademarks and other proprietary rights do not infringe on any existing proprietary right of others, there can be no assurance that third parties will not assert infringement claims in the future.

COMPONENTS PROVIDED BY OTHERS

     The Systems require licenses, which the Company has obtained, from, Merant AccuSoft Corporation, Sybase Inc., and Snowbound Software.

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

     There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, Hyland Software, Humming Bird Software, Optika Imaging Systems Incorporated, Minolta Corporation, Network Imaging Corporation, Genesys Information Systems Corporation and Hitachi. The Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. ("FileNet") and IBM Corporation ("IBM"). Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. Nor can there by any assurance that new companies will not introduce new systems with better features and functions than the Systems. There a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. Email based competitors include United Parcel Service and Pitney Bowes. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange.

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

     Management believes that the principal competitive factors in the market for the Company's products include product performance, technology, quality of customer support, availability of training and consulting services, price, sales and marketing strength, corporate reputation and ongoing responsiveness to user needs.
                                       -12-

EMPLOYEES

     As a result of limited resources, the Company decreased its full time staff from 31 in 1997 to 15 in 2000. At present, the Company's full-time staff of 15 includes 4 engaged in development and systems testing, 7 engaged in sales, marketing and technical support, 1 in Business Services and 3 engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company utilizes a number of consultants to supplement its systems development, sales and marketing.
     The Company's success depends to a significant extent upon a number of key management and technical employees. The loss of services of one or several of these key employees could have a material adverse effect on the Company. Management believes that the future success of the Company will also depend in large part upon the Company's ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense.









                                           -13-

ITEM 2.  Description of Property.

     The Company's principal administrative, sales and marketing, product development and support facilities are located in Hasbrouck Heights, New Jersey, and comprise approximately 2,700 square feet. The Company occupies these premises pursuant to a lease, the term of which expires on November 30, 2005. The fixed rent is approximately $4,500 per month plus utilities, plus its proportionate share of any increase in operating costs.

ITEM 3.  Legal Proceedings.

     The Company is not a party to any pending legal proceedings.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of 2000.
                                     PART II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

                    Common                              Class A
                     Stock                              Warrants
2000
                  High     Low                       High     Low
First             1.00     0.09                      0.09     0.01
Second            0.69     0.40                      0.015    0.015
Third             0.53     0.25                      0.015    0.002
Fourth            0.53     0.16                      0.02     0.005


1999
First             0.34     0.01                      0.02     0.001
Second            0.25     0.11                      0.01     0.005
Third             0.16     0.12                      0.02     0.01
Fourth            0.12     0.08                      0.02     0.01


     The above prices per share were the bid prices during such periods as reported by Bloomberg News Service for OTC market quotations. Such quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
                                          -14-

     On March 11, 1997, the Company was informed by Nasdaq that its securities were deleted from the Nasdaq SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by Nasdaq. The Company's securities are presently traded on the OTC Bulletin Board. As of December 31, 2000, there were approximately 777 holders of record of the Company's shares of Common Stock. The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock Certificate of Designation restricts the declaration, payment and setting aside of any dividends without the consent of the holders of the Requisite Percentage (as defined in such Certificate) of Series A Preferred Stock.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales of PaperClip increased by $121,788 or 11% to $1,267,007 for the year ended December 31, 2000 from $1,145,219 for the year ended December 31, 1999. The increase was due an increase in revenues in connection with the licensing of its new product, Internet Express, offset by a decrease in revenues received from the sale of Paperclip products.

     Salaries and related benefits increased by $202,061 or 28% to $935,742 for the year ended December 31, 2000 from $733,681 for the year ended December 31, 1999. The increase was due to an increase in sales personnel related to the commencement of a new marketing campaign for the Company's new product line.

     Research and development expenses increased by $23,385 or 7% to $374,556 for the year ended December 31, 2000 from $351,171 for the year ended December 31, 1999. The increase was due to an increase of outside consultants related to the Company's new product.

     Selling expenses decreased by $51,335 or 23% to $169,390 for the year ended December 31, 2000 from $220,725 for the year ended December 31, 1999. The decrease was due to renegotiations in amounts payable for royalties offset by an increase in advertising for the Company's new product line.

     General and administrative expenses increased by $148,363 or 62% to $387,075 for the year ended December 31, 2000 from $238,712 for the year ended December 31, 1999. The increase was due to professional fees related to the negotiations of agreements with Access and the audit of the Company's financial statements for the three years ended December 31, 1999.

     Other income (expense) decreased by $444,453 or 109% to ($36,643) for the year ended December 31, 2000 from $407,810 for the year ended December 31, 1999. The change was due to an increase in interest income relating to investments of funds received from the sale of some of the Company's cumulative net operating losses for New Jersey income tax purposes in 2000, offset by an increase in interest expense resulting from the settlement with ASI, and a decrease in income from the sale of some of the Company's cumulative net operating losses for New Jersey income tax purposes.
                                       -16-

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

LIQUIDITY AND CAPITAL RESOURCES
     Net income (loss) from operations decreased by $645,139 or 126% to ($636,399) for the year ended December 31, 2000 from $8,740 for the year ended December 31, 1999. The decrease was due to an increase in expenses relating to the development and marketing of the Company's new product, Internet Express, decrease in the amount realized from the sale of New Jersey tax credits, and an increase in interest expense resulting form the settlement with ASI, offset by renegotiations in amounts payable for royalties.

     For the year ended December 31, 2000, the Company incurred a net loss of $636,399. For the year ended December 31, 1999, the Company's operations resulted in net income of $8,740. As of December 31, 2000, the Company had an accumulated deficit of $21,105,882. The Company continues to incur operating losses. The Company had negative working capital of $1,634,348 and $4,019,310 as of December 31, 2000 and December 31, 1999, respectively. The decrease in negative working capital of $2,384,962,135 was due to the settlement with ASI offset by the net loss for the year ended December 31, 2000. In 1999, the Company had a positive cash flow of $363,494. However, these positive cash flows resulted from the nonpayment of interest expense to Access. As a result of these factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, the report of the independent public accountants contains explanatory language as to the Company's ability to continue as a going concern.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of December 31, 2000, the Company had aggregate liabilities in excess of $2.1 million. The Company does not have sufficient working capital to satisfy its remainder liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, and was able to negotiate a settlement agreement with Access, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.
     At December 31, 2000, the Company had net Federal operating loss carry forwards ("NOL") of approximately $20,300,000 for financial reporting purposes. Due to losses sustained by the Company for both financial and tax reporting through 2000, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a full valuation allowance. The Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized $623,135 and $ 351,335 in 1999 and 2000, respectively, from the sale of some of its New Jersey net operating losses. The Company intends to file in 2001 to sell additional tax losses of up to approximately $5.8 million which could result in net proceeds to the Company of approximately $500,000. There can be no assurance if or when the Company will receive such amount. In the Company is unable to realize such tax credits, it will have a material adverse effect on the Company.
                                         -19-

     In November, 2000 the Company entered into an agreement with Access to convert $2,305,506 of amounts due to Access by the Company into 3,649,543 shares of Series A Preferred Stock. The agreement also includes Access' waiver of $300,000 of management fees owed to ASI by the Company. Additionally, the Company and Access entered into the Agreement pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November, 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of this agreement reduced the Company outstanding debt by more than 85% and resulted in the reduction of the Company's annual interest payments by approximately $220,000.
     The Company has been exploring options to obtain sources of funding, including a proposal made by certain of the Company's employees who agreed to receive a reduction, or no, salary for a specified period of time in exchange for equity in the Company. Some of the Company's employees have agreed to defer payment of their salary temporarily or to forego a portion of their salary in exchange for equity in the Company to be issued in the future. There can be no assurance that such arrangements will continue to be acceptable to the Company's employees.


ITEM 7.  Financial Statements.

         The Financial Statements can be found following Part IV of this Report.


ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

           None except as previously disclosed.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

     The directors and executive officers of the Company as of March 1, 2001 are as follows:
Name                       Age          Position

William Weiss              57           Chief Executive Officer; Treasurer;
                                        Director

Michael Suleski            39           Vice President, Engineering; Secretary;
                                        Director

D. Michael Bridges         46               President, Director

     WILLIAM WEISS, a founder of the Company, has been Chief Executive Officer and a director of the Company since its formation in October 1991. Since January 1980, Mr. Weiss has also been an executive officer (and President since November
1988) and a director of Medical Registry Services, Inc., a computer software company which sells and services a computerized system for cancer record keeping in hospitals. Mr. Weiss devotes approximately 10-15 hours per week to the Company and approximately 40-50 hours per week to Medical Registry Services, Inc. From April 1974 to December 1979, Mr. Weiss was Executive Vice President of Numerax, Inc., a public company specializing on computerized freight billing and payment. From December 1969 to March 1974, Mr. Weiss served as an Executive Vice President of a division of Automatic Data Processing, Inc., the purchaser of MSM, Inc., a company he founded which provided a computer service for the investment advisory industry. Mr. Weiss received a B.S. from the Wharton School of the University of Pennsylvania and a J.D. from New York Law School.
     D. MICHAEL BRIDGES, President, rejoined PaperClip in January, 2000 after providing consulting services to the Company from August 1998 toMarch 2000. Mr. Bridges served as the Company's Vice President of Marketing & Sales and Director of Corporate Services from February 1995 to August 1998. Mr. Bridges was Executive Vice President and co founder of CMF Design System, a custom software and systems integration firm from May 1988 to February 1995. From July 1983 to May 1988, Mr. Bridges was an integration consultant to Mr. Summers, Director of Dynamic and Systems, EBASCO to deal with migration of real time computing to distributed infrastructures. Mr. Bridges received a B.S. from Rowan University and served as a Captain in the United States Marine Corps.

     MICHAEL SULESKI, a founder of the Company, has been Vice President, Engineering of the Company since August 1992, and its Director of Research and Development from its inception in October 1991 to August 1992. He has been a director of the Company since May 1995, and Secretary of the Company since July 1995. From July 1991 through October 1991, Mr. Suleski worked with a founder to develop the DOS Network Edition and helped found the Company. From April 1989 through July 1991, he was a Senior Engineer with Synercon Corp., a firm specializing in computer based solutions for the medical profession. From April 1988 to March 1989, Mr. Suleski was a software engineer with Henderson Industries, a developer and manufacturer of commercial industrial control systems and military electronics. From July 1986 to March 1988, Mr. Suleski was employed as software engineer with Singer/Kerfott, a defense contractor for guidance and navigation systems. He received a B.S. and a M.S. degree from Fairleigh Dickenson University College of Science and Engineering.
     The Company's directors are elected at the annual meeting of stockholders and hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.
     There are no family relationships among any of the directors or officers. The Company's officers are chosen by the Board of Directors and serve at the pleasure of the Board. The loss of the services of any one of William Weiss , D. Michael Bridges or Michael Suleski could have a material adverse effect on the Company.

Limitation of Liability and Indemnification Matters

     The Company's Certificate of Incorporation: (i) eliminates the liability of the directors of the Company for monetary damages to the fullest extent permitted by Delaware law: and (ii) authorizes the Company indemnify its officers and directors to the fullest extent permitted by Delaware Law. The By-Laws of the Company provide broad indemnification for officers and directors against expenses (including legal fees, judgements, and Company-approved settlements) incurred in connection with any civil or criminal act in which arises from the performance of duties for the Company. The By-Laws of the Company also provide that the Company will indemnify such persons to the fullest extent permitted by law. The indemnification provide by the By-Laws applies to any action taken by the indemnitee while serving as an officer or director of the Company, any of its subsidiaries, if any, or at the Company's request as a director, officer, employee or agent of any of the above, whether occurring before or after the date of the employment. The By-Laws of the Company do not permit indemnification for any acts or omissions from which a director may not be relieved of liability under the Delaware General Corporation Law.
                                        -22-

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.


Compliance with SEC Audit Committee Disclosure

Due to financial constraints, our independent accountants were not engaged to review the quarterly financial statements for the year ended December 31, 2000 as required by the Securities and Exchange Commission's "Audit Committee Disclosure" ruling effective January 31, 2000. This ruling requires the interim financial information filed with Forms 10-Q or 10-QSB be reviewed by an independent accountant under SAS 71 beginning with fiscal quarters ending on or after March 15, 2000. This results in a material compliance deficiency with the Securities and Exchange Commission.



Compliance with Section 16

     Section 16(a) of the Exchange Act requires certain persons, including the Company's directors and executive officers, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. Mr. Bridges failed to file a Form 3 in 2000 and a Form 5 to report issuances of stock options in 2000. In addition, Mr. Weiss and Mr. Suleski failed to file a Form 5 for the year 2000 to report issuances of stock options in 2000.

ITEM 10.  Executive Compensation.

     The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 2000 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table
- --------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                                Long Term Compensation
- --------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
    Name and                          Bonus       Annual       Underlying Stock  Options/SARs (#)Payouts    All Other
    Position      Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)    Compensation
- --------------------------------------------------------------------------------------------------------------------------
William Weiss     2000      120,000   0           0                 0           481,200(2)(4)    N/A      N/A
CEO (1)(3)        1999      120,000   0           0                 0            81,000(2)       N/A         N/A
                  1998      120,000   0           0                 0            81,000(2)       N/A         N/A

- --------------------------------------------------------------------------------------------------------------------------
Sol Rosenberg     1998       50,000   0           0                 0            81,000(2)       N/A         N/A
(5)
Former President
CEO
- --------------------------------------------------------------------------------------------------------------------------
Michael Suleski   2000      100,000   0           0                 0           481,200(2)(4)    N/A         N/A
Vice President    1999      100,000   0           0                 0            81,000(2)       N/A         N/A
Engineering (1)   1998      100,000   0           0                 0            81,000(2)       N/A         N/A
- --------------------------------------------------------------------------------------------------------------------------

D Michael Bridges 2000      103,000   0           0                 0           400,000(6)       N/A       N/A
President
- --------------------------------------------------------------------------------------------------------------------------

     (1) The Company presently has no employment contract with William Weiss or Michael Suleski.
     (2) Granted pursuant to an automatic grant provision in the 1995 Stock Plan (as defined herein) for services rendered as a member of the Board in the prior year.
     (3)As of February 29, 2000, $475,000 is owed to William Weiss for past salaries accrued but not paid.
     (4)Options to purchase 400,000 shares of common stock were granted, pursuant to the 1995 Stock Option Plan on July 27, 2000.
     (5)Mr. Rosenberg's employment with the Company was terminated in April 1997. Mr. Rosenberg resigned as a member of the Board in February 2000. The Company paid Mr. Rosenberg $120,000 as severance pay through 1998 and continued to pay on his behalf premiums on disability insurance for one year after termination.
     (6)The Company issued Mr. Bridges options to purchase 400,000 shares of common stock pursuant to Mr. Bridges employment agreement, and has an employment contract with Mr. Bridges calling for an annual salary of $107,800.
                                  -24-

Option/SAR Grants

     Shown below is information regarding stock option grants during the fiscal year ended December 31, 2000 to the Company's Chief Executive Officer and each of its principal executive officers:

                      Option/SAR Grants in Last Fiscal Year

- -------------------- -------------------------------------------------------------
                                                   Individual Grants

- -------------------- ------------- -------------- --------------- ----------------
                      Number of
                     Securities     % of Total
                     Underlying      Options/
                       Options/    SARs Granted
                        SARs       to Employees
                     Granted (#)      in 2000     Exercise Price  Expiration Date
       Name
       ----
- -------------------- ------------- -------------- --------------- ----------------

William Weiss           81,200(1)        9          $0.12               1/1/2010
Chief Executive        400,000 (1)                  $0.25               7/27/2010
Officer
- -------------------- ------------- -------------- --------------- ----------------
D. Michael Bridges     400,000(1)       16          $0.25              7/272010
President (3)
- -------------------- ------------- -------------- --------------- ----------------
Michael Suleski         81,200(1)        9          $0.12               1/1/2010
Vice President         400,000 (1)                   $.25               7/27/2010
Engineering
- -------------------- ------------- -------------- --------------- ----------------


 (1)     Granted  pursuant to the Company's 1995 Stock Option Plan

     Aggregated Option/SAR Exercises in fiscal year 2000 and fiscal year end Option/ SAR Values.
     Shown below is information regarding options/SARs that were exercised during fiscal year 2000 by the Company's Chief Executive Officer and each of its principal executive officers and the value of unexercised options/SARs:

- ----------------------- ---------------------- ----------------- --------------------------- ---------------------
                                                                                                  Value of
                                                                                                 Unexercised
                                                                  Unexercised Options at        In-the-Money
                                                                      fiscal year end        Options Exercisable/
                         Shares Acquired On         Value               Exercisable/          Unexercisable ($)
                         -------------------        -----               ------------          -----------------
         Name               Exercise (#)         Realized ($)      Unexercisable (#) (1)
         ----               ------------         ------------      ---------------------
- ----------------------- ---------------------- ----------------- --------------------------- ---------------------

William Weiss                     0                   0                  504,254/266,666             0/0
D. Michael Bridges (2)            0                   0                  409,000/0                   0/0
Michael Suleski                   0                   0                  478,254/266,666             0/0



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

     The Company entered into an Employment Agreement with David Michael Bridges effective as of January 1, 2000 (the "Employment Agreement"). The Employment Agreement provides that Mr. Bridges will serve as the Company's President and as a member of the Company's Board of Directors, subject to stockholder vote, for a term of three years, subject to automatic one year extensions and early termination, at an initial base salary of $107,800. The Employment Agreement provides that Mr. Bridges shall not compete with the Company in the product lines under development by the Company or use or disclose any trade secrets of the Company during the term of the Employment Agreement. In addition, the Employment Agreement provides that Mr. Bridges shall not solicit employees of the Company or induce any employee to terminate his or her relationship with the Company during the term and for a period of 24 months after termination of the Employment Agreement unless the Company terminates Mr. Bridges without cause (as defined in the Employment Agreement), the Company fails to satisfy certain conditions or if William Weiss or Michael Suleski shall leave the employment of the Company other than by reason of death or disability. Mr. Bridges may not be terminated prior to the end of the term except with cause (as defined in the Employment Agreement) and Mr. Bridges may terminate the Employment Agreement prior to the end of the term by giving the Company at least 90 days written notice. In the event that there is a transfer of control, defined as 50%, of the Company within 6 months of the termination of Mr. Bridges, Mr. Bridges shall be entitled to his base salary, vacation and other benefits for the remainder of the term of the Employment Agreement and any difference in value of the Company's capital stock owned by Mr. Bridges at the time of his termination and the value of such stock after transfer of control as valued in accordance with the terms of the Employment Agreement. The Employment Agreement also provides for the grant of options to purchase 400,000 shares of the Company's common stock. Mr. Bridges is also entitled to indemnification to the fullest extent permitted under New Jersey law. In the event that Mr. Bridges' employment is terminated without cause prior to the end of the term or any extension of the term or because of a disability (as defined in the Employment Agreement), he is entitled to receive his base salary for 6 months, at his then current annual rate paid in a lump sum within 10 days of termination, plus a payment for unused vacation. The Employment Agreement also provides that Mr. Bridges may independently develop intellectual property outside of his regular hours of employment with the Company and maintain full ownership of such intellectual property but provides for the Company's use of certain intellectual property owned by Mr. Bridges. The Employment Agreement restricts Mr. Bridges from using certain intellectual property owned by him to compete with the Company during the term of the Employment Agreement.

1993 Stock Option Plan

     In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Stock Plan") covering 68,912 shares of Common Stock, pursuant to which employees (other than directors) of the Company were eligible to receive stock options. The 1993 Stock Plan, which expires on February 1, 2003, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of the purchase of the options were determined by the Board of Directors. Stock options granted under the 1993 Stock Plan are exercisable for a period of up to ten years from the date of the grant. As of December 31, 2000, all of the options under the 1993 Stock Plan had been granted. At such date, 48,729 options had expired, 20,183 options were outstanding and none had been exercised.

1995 Stock Option Plan

     The 1995 Stock Plan, approved by shareholders of the Company in May 1995 and amended in 1996 and 2000, provides for incentive and non-qualified stock options to purchase the Company's common stock to be issued to key employees, directors, former directors, consultants and other persons who have conferred substantial benefit upon the Company, in order to attract and retain such key personnel and executives with the ability to achieve the corporate objectives necessary to increase shareholder value. Such incentives encourage the holder of stock options to manage the Company's business in the best interests of shareholders by creating an identity of interest with the shareholders.
     The 1995 Stock Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 4,000,000 shares and the maximum number of shares underlying stock options which may be granted to any person under the 1995 Stock Plan is 500,000 shares per year. The 1995 Stock Plan provides that it shall be administered by a committee (the "Committee") consisting of either the full Board of Directors or at least two directors, each of whom is an "outside director" as that term is defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Until there are members of the Board of Directors who qualify as "outside directors," the full Board of Directors will administer the 1995 Stock Plan.

     The Committee has the full power and authority, subject to the provisions of the 1995 Stock Plan, to designate participants, grant options and determine the terms of all options. The terms of specific options granted under the 1995 Stock Plan are determined by the Committee. The per share exercise price of the common stock subject to an option may not be less than 100% of the fair market value of the common stock on the date of grant, unless, with respect to an option that is not an incentive stock option, the Board of Directors approves a lower percentage with respect to such option. However, in the case of an incentive stock option granted to a holder of shares representing at least 10% of the total combined voting power of all classes of stock of the Company or the parent or a subsidiary thereof (a "Substantial Shareholder"), the per share exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. The term of each option is determined by the Committee, but no option may be exercisable after ten years have elapsed from the date upon which the option is granted. However, if an incentive stock option is granted to a Substantial Shareholder, the term of such option may not exceed five years.
     Upon the exercise of an option, the option holder must pay the Company the exercise price plus the amount of the required federal and state withholding taxes, if any. The 1995 Stock Plan allows an optionee, subject to approval of the Committee, to pay the exercise price in shares of common stock, only if such shares of common stock have been held by the optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes (and otherwise meeting any other requirements to avoid such charge). The 1995 Stock Plan also allows an Optionee, subject to approval of the
Committee, to pay the exercise price pursuant to a broker-assisted cashless-exercise program established by the Committee; provided in each case that such methods avoid "short-swing" profits to the optionee under Section 16(b) of the Exchange Act. Withholding taxes due upon such exercise may also be satisfied pursuant to such broker-assisted cashless-exercise program. The 1995 Stock Plan limits the availability of the alternative to pay the exercise price pursuant to a broker-assisted cashless-exercise program so that such alternative is not available with respect to incentive stock options outstanding as of October 29, 1996. The 1995 Stock Plan permits limited transferability of stock options primarily for estate planning purposes. As of December 31,2000, options to acquire 3,669,222 shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 353,872 options had expired, 95,508 options had been exercised and 3,219,842 options were outstanding.
Executive Compensation

     The Board determines the compensation of the Company's executive officers, each of whom did not receive increases in their salaries, nor a bonus, in 2000.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 30,2001 (except as otherwise set forth in the footnotes), the number of shares of Common Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock known to the Company and the respective percentage ownership of the outstanding Common Stock held by each such holder and group:
Name and Address                            Number         Percentage
of Beneficial Owner                       of Shares (1)     of Class
- ----------------------------------      ----------------  ------------

Access Solutions International, Inc.      3,649,543(2)         31.00%
650 Ten Rod Road
North Kingston, RI 02852
William Weiss   (3)                       1,044,304(4)         11.73%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

Michael Suleski (3)                         796,344(5)          8.97%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


D. Michael Bridges                           410,500(6)          4.81%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


A11 Officers and Directors
as a group (3 persons)                        2,251,148           22.35%


(1) Unless otherwise  indicated below, all shares are owned
   beneficially  and of record.
(2) Includes 3,649,543 shares of common stock to be received upon the conversion of 3,649,543 shares of Series A Convertible stock.
(3)   William Weiss and Michael Suleski are founders of the Company.
(4) Includes (a) 924 shares of Common Stock issuable upon the exercise of 924 warrants obtained in a private placement, (b) 504,254 shares currently exercisable and 266,666 that are unexercisable as of Decmber 31, 2000 under the 1995 Stock Option Plan, and
     (c) 9,000 shares issuable upon the exercise of 9,000 Class A
      Warrants.
(5)   Includes  15,408  shares of Common Stock issuable upon
      the exercise of options currently exercisable under the 1993 Stock Plan and 478,254 shares currently exercisable and 266,666 that are unexercisable as of Decmber 31, 2000 under the 1995 Stock
      Option Plan.
(6)   Includes 409,000 shares of Common Stock issuable upon
      the exercise of     options  currently  exercisable under the 1995
      Stock Option Plan.

Item. 12. Certain Relationships and Related Transactions.

         Not Applicable

                                     PART IV

Item 13.  Exhibits, and Report on Form 8-K.

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.1(a)   Certificate of Amendment to Certificate of Incorporation.
3.1(b)   Series A Preferred Stock Certificate of Designations.
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
4.2 Class A Warrant Agreement (including form of Class A Warrant) among the Registrant, A.R. Baron & Co.,
         Inc. ("Baron") and American Stock Transfer & Trust Company.(1) 4.3 Stock Purchase Option, dated September 27, 1995, granted to Baron.(1) 4.4 Warrant Purchase Option, dated September 27, 1995, granted to Baron.(1)4.5 Form of Investor Purchaser Agreement, dated as of April 5, 1995, by and between the Registrant and the Investors identified in the Schedule of Investors attached thereto, and amendment thereto, dated March 29, 1995. (1)
4.6 Form of Bridge Note issued on April 5, 1995, to each Investor identified on the Schedule of Investors ncluded with Exhibit 4.5. (1)
4.7 Form of Bridge Warrant dated April 5, 1995, given to each Investor identified on the Schedule of Investors included with Exhibit 4.5. (1)
4.8      Promissory Note issued on November 1, 2000 to Access Solutions
                  International, Inc.
10.1     1993 Stock Option Plan. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     License Agreement with Pixel Translations, Inc., dated May 16, 1995.(1)
10.4 Distributor Agreement with Law Cypress Distributing Company, dated as of March 18,1993 (incorporated by reference from Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
         (2)
10.5     Form of End User License. (1)
10.6 Merger and Acquisition Agreement between the Registrant and Baron, dated September 27, 1995. (1)
10.7 Consulting Agreement with Stephen Kornfeld, dated as of January 1, 1996 (incorporated by reference from Exhibit 10.27 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.8 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
         1996). (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997. (2)
10.9 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.10 (a) Letter of Intent with Access Solutions International, Inc. ("Access Solutions"), dated January 2, 1997, (b) Letter Agreement with Access Solutions, amending the Letter of Intent, dated January 31, 1997, (c) Letter Agreement with Access Solutions, amending the Letter of Intent, dated February 28, 1997, (d) Letter Agreement with Access Solutions, amending the Letter of Intent, dated March 31, 1997, (e) Convertible Promissory note issued by the Registrant to Access Solutions, dated
         January 29, 1997, (f) Security Agreement with Access Solutions, dated January 29, 1997 and (g) Registration Rights Agreement with Access Solutions, dated January 29, 1997. (2)
10.11 Employment Termination Agreement and release between the Company and Sol Rosenberg, dated as of June 18, 1997 (incorporated by reference from Exhibit 99.1 of the Registrant's Form 10-QSB for the quarterly period ended June 30, 1997).

10.12 Agreement and Plan of Merger among the Company, Access Solutions and PaperClip Acquisitions, dated as of November 12, 1997 (incorporated by reference from Exhibit 2 of the Registrant's Form 10-QSB for the quarterly period ended September 30, 1997).
10.13 Tenth Amendment to Agreement and Plan of Merger among the Company, Access Solutions and PaperClip Acquisitions, dated as of April 22, 1998 (incorporated by reference from Exhibit 10.28 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.14 Second Amendment to the Management Agreement between the Company and Access Solutions dated as of April 22, 1998 (incorporated by reference from Exhibit 10.29 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.15 Tenth Amendment to Convertible Promissory Note between the Company and Access Solutions dated as of April 22, 1998 (incorporated by reference from Exhibit 10.30 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.16 Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClipSoftware, Inc.
10.17 Series A Preferred Stock Purchase Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Sotware, Inc.
10.18 Registration Rights Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClipSoftware, Inc
10.19 Employment Agreement dated as of January 1, 2000 between Paperclip Software, Inc. and D. Michael Bridges
27       Financial Data Schedule
- ---------------------





(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-92768NY).
(2) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 000-26598).

                             PAPERCLIP SOFTWARE, INC.

                             FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 AND 1999

PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 2000 AND 1999



CONTENTS


                                                             Page

Independent Auditors' Report                                    1


Financial Statements:

    Balance Sheet                                               2


    Statements of Operations                                    3


    Statements of Changes in Stockholders' Deficiency           4

    Statements of Cash Flows                                    5


Notes to Financial Statements                                6-14

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
PaperClip Software, Inc.

We have audited the accompanying balance sheet of PaperClip Software, Inc. (a Delaware corporation) as of December 31, 2000 , and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years ended December 31, 2000 and 1999.
These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered significant negative cash flows, has incurred significant losses from operations since inception and has substantial negative working capital and net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 11. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We were not engaged to review the quarterly financial statements for the year ended December 31, 2000 as required by the Securities and Exchange Commission's "Audit Committee Disclosure" ruling effective January 31, 2000. This ruling requires the interim financial information filed with Forms 10-Q or 10-QSB be reviewed by an independent accountant under SAS 71 beginning with fiscal quarters ending on or after March 15, 2000. In addition, the Company has informed us that no independent accountant review was performed on the quarterly registrations filed during the year ending 2000. This results in a material compliance deficiency with the Securities and Exchange Commission.

                                                   /s/ Sobel & Co., LLC
                                                   Certified Public Accountants
March 1, 2001
Livingston, New Jersey

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
DECEMBER 31, 2000

ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                       $297,289
     Accounts receivable, net of allowance for
       doubtful  accounts of $30,000 in 2000                          177,990
                                                                  ------------
         Total Current Assets                                         475,279
                                                                  ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
     Computer and office equipment                                     49,517
     Furniture and fixtures                                           204,858
                                                                  ------------
                                                                      254,375
     Less: accumulated depreciation                                  (203,823)
                                                                  ------------
         Equipment, Furniture and Fixtures, Net                        50,552
                                                                  ------------

  OTHER ASSETS                                                         19,242
                                                                  ------------

                                                                     $545,073
                                                                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $980,661
     Accounts payable - related party                                 455,000
     Deferred revenue                                                 150,000
     Notes payable - current                                          129,691
     Notes payable - related party, current                           135,176
                                                                  ------------
         Total Current Liabilities                                  1,850,528

  NOTES PAYABLE - Related Party, Net of Current Portion               259,099
                                                                  ------------
         Total Liabilities                                          2,109,627

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY:
     Convertible Series A, preferred stock, authorized  10,000,000     36,495
          $.01 par value; 3,649,543 shares,  issued and outstanding
     Common stock-authorized 30,000,000 shares;
          $.01 par value; 8,121,521 shares, issued and outstanding     81,215
     Additional paid-in capital                                    19,423,318
     Accumulated deficit                                          (21,105,582)
                                                                  ------------
Total Stockholders' Deficiency                                     (1,564,554)
                                                                  ------------

                                                                     $545,073
                                                                  ============
See independent auditors' report and notes to financial statements.          2

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                                      2000        1999
                                                                  ------------------------

     NET SALES                                                     $1,267,007  $1,145,219
                                                                  ------------------------
     OPERATING EXPENSES:
         Salaries and related benefits                                935,742     733,681
         Research and development expenses                            374,556     351,171
         Selling expenses                                             169,390     220,725
         General and administrative expenses                          387,075     238,712
                                                                  ------------------------
              Total Operating Expenses                              1,866,763   1,544,289
                                                                  ------------------------

     LOSS FROM OPERATIONS                                            (599,756)   (399,070)
                                                                  ------------------------
     OTHER INCOME (EXPENSE):
         Interest income                                                7,616         175
         Interest expense and financing costs                        (395,594)   (215,500)
         Income from sale of tax credits                              351,335     623,135
                                                                  ------------------------
              Total Other Income (Expense), Net                       (36,643)    407,810
                                                                  ------------------------

     NET (LOSS) INCOME BEFORE PROVISION  FOR INCOME TAXES            (636,399)      8,740

     PROVISION FOR INCOME TAXES                                      -           -
                                                                  ------------------------

     NET (LOSS) INCOME                                              ($636,399)     $8,740
                                                                  ========================


     NET (LOSS) INCOME PER COMMON SHARE                                 (0.08)    Nil
                                                                  ========================


     WEIGHTED AVERAGE NUMBER
          COMMON  SHARES OUTSTANDING                                8,121,521   8,044,637
                                                                  ========================








See independent auditors' report and notes to financial statements.           3

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                   Preferred Stock    Common Stock
                                                                              Additional
                                   Number of          Number of               Paid-in     Accumulated  Stockholders'
                                    Shares   Par Value Shares     Par Value   Capital     Deficit      Deficiency
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 1998           -         $   -    8,101,521     $81,015 $16,467,721 ($20,477,923) ($3,929,187)

Exercise of stock options            -         -           20,000         200       1,800     -               2,000

NET INCOME, 1999                     -         -         -           -           -               8,740        8,740
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 1999           -         -        8,121,521      81,215  16,469,521  (20,469,183)  (3,918,447)


Issuance of preferred stock in
      exchange for debt retirement 3,649,543   36,495    -           -          2,953,797     -           2,990,292


NET LOSS, 2000                       -         -         -           -           -            (636,399)    (636,399)
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 2000         3,649,543  $36,495   8,121,521     $81,215 $19,423,318 ($21,105,582) ($1,564,554)
                                   =================================================================================




See independent auditors' report and notes to financial statements.           4

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                                  2000        1999
                                                                              -------------------------


CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
     Net income (loss)                                                          ($636,399)      $8,740
     Adjustments to reconcile net (loss) income to net
         cash (used for) provided by operating activities:
             Depreciation                                                          38,843       58,726
             Accrued interest on debt as part of restructuring                    373,739     -
          (Increase) decrease in:
             Accounts receivable, net                                             (41,332)      46,186
             Other assets                                                             758         (107)
          Increase (decrease) in:
             Accounts payable and accrued expenses                               (119,411)    (144,567)
             Due to ASI                                                          -             206,096
             Due to related party                                                  60,000      105,000
             Deferred revenue                                                      49,000      101,000
                                                                              -------------------------
              Net Cash (Used for) Provided by  Operating Activities              (274,802)     381,074
                                                                              -------------------------
  INVESTING ACTIVITIES:
     Purchases of equipment, furniture and  fixtures                               (8,532)     (19,580)

  FINANCING ACTIVITIES:
     Proceeds from issuance of stock in exchange for  stock options and cash     -               2,000
                                                                              -------------------------
         Net Cash Provided by Financing Activities                               -               2,000
                                                                              -------------------------

(DECREASE) INCREASE IN CASH                                                      (283,334)     363,494

CASH AND CASH EQUIVALENTS:

Beginning of year                                                                 580,623      217,129
                                                                              -------------------------

End of year                                                                      $297,289     $580,623
                                                                              =========================





See independent auditors' report and notes to financial statements.           5

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1  -  ORGANIZATION:

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

The Company sells its products worldwide to Value Added Resellers ("VAR's") and original equipment manufacturers ("OEM's") of personal computers and personal computer networks utilized on a corporate level.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting:
The Company's policy is to prepare its financial statements on the accrual basis of accounting.

Revenue Recognition:
The Company generates revenues from licensing the rights to use its software products directly to distributors, resellers, original equipment manufacturers, and end users.

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

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those
estimates.                                                           6

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

Federal Income Taxes:
The Company has adopted Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Net Income (Loss) Per Common Share:
Net income (loss) per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year.

NOTE 3  -  INCOME TAXES:

For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 2000 and 1999 for Federal and State purposes:

             Federal
     Net Operating Loss    Year Incurred      Expiration Date

        $2,110,824       December 31, 1992      December 31, 2007
        $2,790,034       December 31, 1993      December 31, 2008
        $2,880,756       December 31, 1994      December 31, 2009
        $3,648,749       December 31, 1995      December 31, 2010
        $4,660,613       December 31, 1996      December 31, 2011
        $2,707,112       December 31, 1997      December 31, 2017
        $  880,373       December 31, 1998      December 31, 2018
        $   33,735       December 31, 1999      December 31, 2019
        $  635,000       December 31, 2000      December 31, 2020

          State
   Net Operating Loss     Year Incurred          Expiration Date

       $1,610,869      December 31, 1996              December 31, 2003
       $2,704,336      December 31, 1997              December 31, 2004
       $  879,754      December 31, 1998              December 31, 2005
       $   33,735      December 31, 1999              December 31, 2006
       $  635,000      December 31, 2000              December 31, 2007


As stated in Note 15, the State of New Jersey is currently allowing the sale of state net operating losses and research tax credits. At this time, it is undeterminable the duration of the program or the amounts that will be sold.

The Company also has tax credits related to research activities of approximately $165,000, at December 31, 2000 and 1999, respectively.

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31:

                                      2000                      1999
                                   --------------------------------------
Total deferred tax liabilities     $      -                  $     -
Total deferred tax assets             6,090,500             5,900,000
Total valuation allowance             6,090,500             5,900,000
                                   --------------------------------------
                                   $     -                 $     -
                                   ======================================
                                                                              8

NOTE 4  -  DEBT:                                                      2000
                                                                  ------------
Note payable, convertible into common stock at
 .30 per share, 12% interest, matured December 31, 1999               $129,691
                                                                  ============

Note payable - related party, issued in exchange for the cancellation of the existing $300,000 note plus accrued interest, payable in 36 monthly payments, no stated interest unless payment terms are not being met.  Interest will be computed at 15% per annum from the
date the principal  payments become late                             $394,275
Less: current maturities                                              135,176
                                                                  ------------
                                                                     $259,099
                                                                  ============

Maturities of long-term debt as of December 31, 2000 are as follows:

         Year
         -----
         2001             $264,867
         2002              135,177
         2003              123,922
                       ------------
                          $523,966
                       ============

The note payable, related party, contains restrictive covenants, which among other things, restrict all liens or mortgages on current and future assets, prohibit additional financing, prohibit all loans or advances to all persons or company and restrict the sale or issuance of additional capital stock, options or warrants. At December 31, 2000, all of the restricted covenants have been met.


NOTE 5  -  PREFERRED STOCK:

The Company authorized ten million shares of preferred stock $.01 par value. The stock issued to ASI is convertible into one share of common stock subject to adjustment and anti-dilution protection upon certain events. On November 2, 2000, the Company issued 3,649,543 shares of preferred stock in exchange for the extinguishment of debt to ASI. The total debt extinguished amounted to $2,990,292 which included operating advances, management fees, notes payable and accrued interest.


NOTE 6  -  COMMITMENTS AND CONTINGENCIES:

During 2000 and 1999, the Company has been involved with various lawsuits regarding outstanding delinquent liabilities incurred in the ordinary course of business. As of the date of the financial statements, these lawsuits have been settled for the amount of the obligation recorded with various terms. These amounts are recorded on the accompanying December 31, 2000 and 1999 balance sheets.
                                                                        9

NOTE 7  -  LEASES:

The Company leases its office space under a non-cancelable operating lease. Rent expense was approximately $99,800 and $80,000 for the years ended December 31, 2000 and 1999, respectively. On November 15, 2000, the Company negotiated a new five-year lease for smaller office space.

Future minimum rental payment required under these leases are as follows:

   Year Ended
  December 31,
- ---------------------
    2001                   $ 54,000
    2002                     54,000
    2003                     54,000
    2004                     54,000
    2005                     47,250
                           ---------
                           $263,250
                           =========



NOTE 8  -  TROUBLED DEBT RESTRUCTURING:

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

On November 2, 2000, the Company negotiated with ASI to convert $2,990,292 in advances, management fees and accrued interest collectively, into 3,649,543 shares of preferred stock (see Note 5). In addition, the Company negotiated with ASI to substitute an existing promissory note dated January 29, 1997 for $300,000 plus accrued interest with a new note for $405,530, (see Note 4).

SFAS 15 states that an extraordinary gain needs to be recognized to the extent the carrying value of the debt settled exceeds the fair market value of the equity transferred. Since the preferred stock had no readily determinable fair market value and the carrying value of the debt was more clearly evident, the carrying value of the debt was considered to be equal to the fair market value of the preferred stock issue, thus no extraordinary gain was recognized.

NOTE 9  -  EMPLOYMENT AGREEMENT:

Effective January 2000, the Company entered into an employment agreement with the Company's President who is also a member of the Board of Directors. The term is for three years, subject to automatic one-year extensions and early terminations at an initial base salary of $107,800. The agreement also provides for options to purchase 400,000 shares of common stock at $0.09 per share with immediate vesting, which was subsequently granted at the fair market value of the Company's stock at the time of issuance which was $.25 per share. In addition, the agreement has specific clauses not limited to covenants not to compete with company's product line, solicitation of employees of the Company upon termination and a severance package for six months if there is a transfer of control of 50% or more.

NOTE 10  -  CONCENTRATION OF RISK:

The Company maintains its cash balances and certificates of deposit at two financial institutions. These accounts are insured by the FDIC (Federal Deposit Insurance Corporation) up to $100,000. The Company routinely maintains balances in excess of $100,000 in the ordinary course of business.

Three customers make up 45% and 57% of accounts receivable at December 31, 2000 and 1999, respectively.

NOTE 11  -  GOING CONCERN:

As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of December 31, 2000, current liabilities exceed current assets by $1,375,249 and total liabilities exceed total assets by $1,564,554. These factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

The Company is continuing to develop and market its products. In addition, management has taken steps to aggressively cut costs. During 2000, the Company signed a new five-year lease with the potential to reduce rent expense by $26,000 per year. As discussed in Notes 5 and 8, the Company has reduced its existing liabilities through the issuance of preferred stock. As discussed in Note 15, management will continue to sell State net operating losses and research tax credits in order to provide cash flow if the State of New Jersey continues this program. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12  -  MAJOR CUSTOMERS:

The Company sells its products primarily through mass distributors and approximately 30 independent VARS. The VARS sell and install these products at end user sites. Sales to two major customers for the year ended December 2000 were approximately 17% and 14%. Sales to two major customers for the year ended December 31, 1999 was approximately 21% and 11%.
                                                                     11

NOTE 13  -  STOCK OPTIONS:

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

Stock option transactions for the 1993 Stock Option Plan are summarized as follows:

                                         Year Ended December 31,
                                            Exercise             Exercise
                                    2000     Price      1999     Price
                                   ---------------------------------------
Outstanding, beginning of year      20,183   $2.60      20,183    $2.60
Granted                               -        -          -         -
Exercised                             -        -          -         -
Canceled or expired                   -        -          -         -
                                   ---------------------------------------
Outstanding, end of year             20,183   $2.60      20,183    $2.60
                                   =======================================

As of December 31, 2000, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

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

Stock option transactions for the 1995 Stock Option Plan are summarized as follows:


                                   Year Ended December 31,
                                             Exercise             Exercise
                                   2000      Price        1999    Price
                                ---------------------------------------------
Outstanding, beginning of year    962,163  $.08-2.50      738,563 $.10-2.50
Granted                         2,517,700  $.12-.25       243,600    .03
Exercised                           -          -          (20,000)   .10
Canceled or expired              (260,021)    .06-.41        -         -
                                ---------------------------------------------
Outstanding, end of year         3,219,842   $.06-2.50    962,163 $.03-2.50
                                =============================================
                                                                       12

As of December 31, 2,000 and 1999, 3,219,842 and 962,163 options were exercisable at prices ranging from $.03 to $2.50 per share, respectively.

Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for stock-based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. The average fair value of options granted during 2000 and 1999, was $.10 and $.03, respectively.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $.10 and $.03 in 2000 and 1999, and the following weighted average assumptions; risk-free interest rate of 5.0% in 2000 and 1999, volatility of 75% for 2000 and 1999, and dividend yield of 0% for 2000 and 1999.


NOTE 14  -  WARRANTS:

As part of the prospectus dated August 9, 1995, the Company issued 3,599,500 shares of common stock with a Class A warrant attached. The common stock with the warrant was only sold in pairs, but were separately transferable immediately after the closing of the offering. Each Class A warrant entitles the registered holder thereof to purchase one share of common stock at a price of $3.125, subject to adjustment at any time, until five years from the effective date of the prospectus. The warrants were to expire on August 9, 2000, but through a Board of Directors resolution, the date was extended one year to August 9, 2001. At December 31, 2000, 3,599,500 warrants were outstanding.


NOTE 15  -  INCOME FROM SALE OF TAX CREDITS:

In June 1999, the State of New Jersey passed legislation allowing small businesses to sell State of New Jersey Net Operating Loss and Research Tax credit carryforwards to companies that could utilize the losses. The Company was authorized to sell $5,204,967 and $9,231,633 of State net operating losses from 1992 to 1995 for the years ending December 31, 2000 and 1999, respectively. The net proceeds to the company for the sale of these net operating losses were $351,335 and $623,135 for the years ending December 31, 2000 and 1999, respectively. The Company has approximately $5,300,000 of State net operating losses and research tax credits available for future sale, if the State of New Jersey continues this program.

NOTE 16  -  RELATED PARTY TRANSACTIONS:

Mr. William Weiss, CEO of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. During 2000 and 1999, he has assigned payment of the compensation to another company he is affiliated with. At December 31, 2000, the Company has accrued $455,000 recorded as accounts payable - related party on the balance sheet.


NOTE 17  -  ROYALTIES:

During 2000 and 1999, the Company had licensing agreements with five vendors to distribute various software products. At December 31, 2000, all amounts outstanding in regards to these agreements have been included in the accompanying December 31, 2000 financial statements.


NOTE 18  -  EXPORT SALES:

Export sales were approximately 8% of the Company's net sales for the years ended December 2000 and 1999, respectively.


NOTE 19  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

                                             2000           1999
                                   ------------------------------------

  Cash paid for interest                  $    -          $   24
                                   ====================================

Non-Cash Investing Activities:
   Extinguishment of debt
   in exchange for preferred stock       $2,990,292
                                         ==========
   Cancellation of note payable
   in exchange  for new note             $  405,530
                                          ==========
                                                                14

(a)       Reports on Form 8-K.

     The Company filed one report on Form 8-K during the period covered by this report. The report on Form 8-K was filed with respect to Item 9. The date of such report on Form 8-K was on March 1, 2000.

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


                                  Date: March 30,2001

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 30, 2001
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ D Michael Bridges     Director, President             March 30, 2001

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 30, 2001
                          Engineering and Secretary