Form 10QSB
period 2001-03-31
PAPERCLIP SOFTWARE INCE
filed 2001-05-15
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2001

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

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                May  15, 2001
Preferred Stock, Series A               3,649,543
Common Stock, $.01 par value            8,121,521
Redeemable Class A Warrants             3,599,500

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2 .Managements Discussion and Analysis
        of Financial Condition and
        Results of Operations                               5

Part II Other Information

Item 6. Exhibits and reports on Form 8-K                    8

Signatures                                                  9

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
MARCH 31, 2001
                                                          December 31,
                                                              2000
ASSETS                                                    ------------
  CURRENT ASSETS:
    Cash and cash equivalents                            $    195,237
    Accounts receivable (net of
      allowance for doubtful accounts
      of $30,000)                                             216,974
                                                          ------------
      Total current assets                                    412,211
                                                          ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              51,910
    Furniture and fixtures                                    216,858
                                                          ------------
                                                              268,768
    Less- Accumulated depreciation                            213,528
                                                          ------------
      Equipment, Furniture, and Fixtures, Net                  55,240
                                                          ------------
  OTHER ASSETS                                                 13,500
                                                          ------------
Total assets                                             $    480,951
                                                          ============



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses               $   1,007,602
    Accounts payable- related party                           485,000
    Deferred revenue                                          150,000
    Notes payable - current                                   129,691
    Notes payable - related party, current                     135176
                                                          ------------
      Total current liabilities                             1,907,469

  NOTES PAYABLE- Related Party, Net of
    Current Portion                                           225,305
                                                          ------------
      Total liabilities                                     2,132,774
                                                          ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                                 36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,121,521 shares                                 81,215
Additional paid-in capital                                 19,423,318
Accumulated deficit                                       (21,192,851)
                                                          ------------
  Total Stockholder's Deficiency                           (1,651,823)
                                                          ------------
Total liabilities and
  stockholders' defciency                                $    480,951
                                                          ============
             -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2001 AND MARCH 31, 2000
UNAUDITED


                                       THREE MONTHS ENDED MARCH 31,

                                                 2001         2000
                                          ------------    ------------
NET SALES                                $    299,710    $    308,725
                                          ------------    ------------

OPERATING EXPENSES:
Salaries and related benefits                 227,817         184,029
Research and development expenses              70,107         143,849
Selling expenses                               42,465          70,715
General and administrative expenses            45,190          77,616
                                          ------------    ------------
     Total operating expenses                 385,579         476,209
                                          ------------    ------------


     Loss from operations                     (85,869)       (167,484)
                                          ------------    ------------

OTHER INCOME (EXPENSE):
Interest income                                 2,500           3,315
Interest expense                               (3,900)        (54,000)
                                          ------------    ------------
                                               (1,400)        (50,685)
                                          ------------    ------------


Net loss                                 $    (87,269)   $   (218,169)
                                          ============    ============

LOSS PER COMMON SHARE                    $      (0.01)   $      (0.03)
                                          ============    ============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                          8,121,521       8,121,521
                                          ============    ============

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
UNAUDITED
                                       THREE MONTHS ENDED MARCH 31,
                                                 2001         2000
                                          ------------    ------------
OPERATING ACTIVITIES:
Net loss                                 $    (87,269)   $   (218,169)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                    9,705           9,200
Decrease (Increase) in accounts receivable    (38,984)        (27,123)
Decrease (Increase)  in prepaid
  expenses and other current assets                           (17,017)
Decrease in other assets                        5,742
Increase (Decrease) in accounts payable,
  and accrued expenses                         26,941             238
Increase in due to ASI                        (33,794)         50,000
Increase in accounts payable - related party   30,000         (30,000)
Increase in deferred revenues                                  13,000
                                          ------------    ------------
Net cash used in operating activities         (87,659)       (219,871)
                                          ------------    ------------
INVESTING ACTIVITIES -- Purchases of
  equipment, furniture and fixtures           (14,393)         (2,417)
                                          ------------    ------------
FINANCING ACTIVITIES:
  None
                                          ------------    ------------
Net cash provided by financing activities           0               0
                                          ------------    ------------

Net  increase (decrease) in cash             (102,052)       (222,288)

CASH, beginning of period                     297,289         580,623
                                          ------------    ------------
CASH, end of period                      $    195,237    $    358,335
                                          ============    ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                            $          0    $          0
                                          ============    ============

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation
SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB (for the year ended December 31, 2000) as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of  Operations
Three Months Ended March 31, 2001 Compared with Three Months
Ended March 31, 2000

         Net sales of PaperClip Software, Inc. (the "Company") decreased by $9,015 or 3% to $299,710 for the three months ended March 31, 2001 from $308,725 for the three months ended March 31, 2000. The decrease was due to revenues received in 2000 in connection with special one-time development services performed by the Company for a customer.

    Salaries and related benefits increased by $43,788 or 24% to $227,817 for the three months ended March 31, 2001 from $184,029 for the three months ended March 31, 2000. The increase was due to an increase in sales personnel used to market the Company's product line.

    Research and development expenses decreased by $73,742 or 51% to $70,107 for the three months ended March 31, 2001 from $143,849 for the three months ended March 31, 2000. The decrease was due to a decrease in the use of outside consultants.

    Selling expenses decreased by $28,250 or 40% to $42,465 for the three months ended March 31, 2001 from $70,715 for the three months ended March 31, 2000. The decrease was due to a decrease in the amount of royalties the Company was required to pay for its products which resulted from the Company's shift to marketing and selling products that require lower or no royalties to be paid to third parties.

    General and administrative expenses decreased by $32,426 or 42% to $45,190 for the three months ended March 31, 2001 from $77,616 for the three months ended March 31, 2000. The decrease was due to professional fees incurred in 2000 related to the audit of the Company's financial statements for the three years ended December 31, 2000, and lower rent due to relocation of the Company's offices in December, 2000.

    Other expense decreased by $49,285 to $1,400 for the three months ended March 31, 2001 from $50,685 for the three months ended March 31, 2000.
The change was due to an decrease in interest expense relating to loans from Access Solutions International, Inc. ("ASI"). In November 2000, the Company and Access entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to the Management Agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible for 1 share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement (the "Agreement"), dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of these agreements reduced the Company's outstanding debt by more than 85% .

    Net loss from operations decreased by $130,900 or 60% to $87,269 for the three months ended March 31, 2001 from $218,169 for the three months ended March 31, 2000. The decease was due to an decrease in personnel, professional fees related to the audit in 2000 of the Company's financial statements for the three years ended December 31, 2000, and a decrease in interest expense resulting from the conversion of the Access loan into preferred shares.

Liquidity and Capital Resources
March 31, 2001 Compared with December 31, 2000

For the three months ended March 31, 2001 the Company incurred a net loss of $87,269. As of March 31, 2001, the Company had an accumulated deficit of $21,192,851. The Company continues to incur operating losses. The Company had negative working capital of $1,375,249 and $1,495,258 as of December 31, 2000 and March 31, 2001, respectively. The increase in negative working capital of $120,009 was due to the net loss for the three months ended March 31, 2001, and the payment of $33,794 to Access on their note payable.

Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of March 31, 2001, the Company had aggregate liabilities in excess of $2.1 million. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

Due to financial constraints, the Company did not engage an independent accountant to review the quarterly financial statements, for the year ended December 31, 2000, as required by the Securities and Exchange Commission's 'Audit Committee Disclosure' ruling effective January 31, 2000. This resulted in a material compliance deficiency with the Securities And Exchange Commission. As such, the financial information for the quarter ended March 31, 2000, which is included with this filing, were not reviewed by an independent accountant.

PART II
OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits - None


                (b)     Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  May 15, 2001