Form 10QSB
period 2001-06-30
PAPERCLIP SOFTWARE INCE
filed 2001-08-14
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2001

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

Class                                August 14, 2001
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

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET - UNAUDITED
June 30, 2001

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                          $      104,839
    Accounts receivable (net of
      allowance for doubtful accounts
      of $30,000)                                             295,241
                                                          ------------
      Total Current Assets                                    400,080
                                                          ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              51,910
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                          ------------
                                                              268,768
    Less- Accumulated depreciation                            223,233
                                                          ------------
      Equipment, Furniture, and Fixtures, Net                  45,535
                                                          ------------
  OTHER ASSETS                                                 13,500
                                                          ------------
Total assets                                           $      459,115
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses              $      911,524
    Accounts payable- related party                           515,000
    Deferred revenue                                          357,200
    Notes payable - current                                   129,691
    Notes payable - related party, current                    135,176
                                                          ------------
      Total Current Liabilities                             2,048,591

  NOTES PAYABLE- Related Party, Net of
    Current Portion                                           191,501
                                                          ------------
      Total liabilities                                     2,240,092
                                                          ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                                 36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,121,521 shares                                 81,215
Additional paid-in capital                                 19,423,318
Accumulated deficit                                       (21,322,005)
                                                          ------------
  Total Stockholders' Deficiency                           (1,780,977)
                                                          ------------
Total liabilities and
  stockholders' deficiency                             $      459,115
                                                          ============
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  AND SIX MONTHS ENDED
JUNE 30, 2001 AND JUNE 30, 2000
UNAUDITED
                                             THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                2001          2000            2001         2000
                                             ----------   ------------     ----------   ----------
NET SALES                                     $259,934       $291,232       $559,644     $599,957
                                             ----------   ------------     ----------   ----------

OPERATING EXPENSES:
Salaries and related benefits                  220,792        261,178        448,609      445,207
Research and development expenses               70,413         96,816        140,520      240,665
Selling expenses                                36,187         92,291         78,652      163,006
General and administrative expenses             58,575        109,984        103,765      187,600
                                             ----------   ------------     ----------   ----------
     Total Operating Expenses                  385,967        560,269        771,546    1,036,478
                                             ----------   ------------     ----------   ----------


     LOSS FROM OPERATIONS                     (126,033)      (269,037)      (211,902)    (436,521)
                                             ----------   ------------     ----------   ----------

OTHER INCOME (EXPENSE):
Interest income                                    779          1,957          3,279        5,272
Interest expense and financing costs            (3,900)       (53,800)        (7,800)    (107,800)
                                             ----------   ------------     ----------   ----------
      Total Other Income(Expense), net          (3,121)       (51,843)        (4,521)    (102,528)
                                             ----------   ------------     ----------   ----------

NET LOSS BEFORE PROVISION
 FOR INCOME TAXES                             (129,154)      (320,880)      (216,423)    (539,049)

PROVISION FOR INCOME TAXES                       -             -               -            -
                                             ----------   ------------     ----------   ----------

NET LOSS                                     ($129,154)     ($320,880)     ($216,423)   ($539,049)
                                             ==========   ============     ==========   ==========

NET LOSS PER COMMON SHARE                       ($0.02)        ($0.04)        ($0.03)      ($0.07)
                                             ==========   ============     ==========   ==========

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                           8,121,521      8,121,521      8,121,521    8,121,521
                                             ==========   ============     ==========   ==========

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
UNAUDITED
                                                          SIX MONTHS ENDED JUNE 30,
                                                              2001            2000
                                                          ------------     ----------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
  Net loss                                                  ($216,423)     ($539,049)
  Adjustments to reconcile net loss to
    net cash (used for) provided by operating activities:
      Depreciation                                             19,410         18,400
    (Increase) decrease in:
      Accounts receivable, net                               (117,251)       (76,347)
      Prepaid expenses and other current assets                               (6,667)
      Other assets                                              5,742
    Increase (Decrease) in:
      Accounts payable and accrued expenses                   (69,137)         8,242
      Due to related party                                     60,000
      Deferred revenue                                        207,200        105,000
                                                          ------------     ----------
      Net Cash Used for Operating Activities                 (110,459)      (490,421)
                                                          ------------     ----------
  INVESTING ACTIVITIES:
    Purchase of equipment, furniture and fixtures             (14,393)        (8,532)
                                                          ------------     ----------
  FINANCING ACTIVITIES:
    Principal payments on notes payable                       (67,598)
    Increase in Loan Payable ASI                                             100,000
                                                          ------------     ----------
      Net cash (used for) provided by financing activities    (67,598)       100,000
                                                          ------------     ----------

  DECREASE IN CASH                                           (192,450)      (398,953)

  CASH:

    Beginning of period                                       297,289        580,623
                                                          ------------     ----------
    End of period                                            $104,839       $181,670
                                                          ============     ==========
      SUPPLEMENTAL DISCLOSURE
      OF CASH FLOW INFORMATION
      Interest paid                                                $0             $0
                                                          ============     ==========

                                             -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

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

NOTE B - NET LOSS PER COMMON SHARE

     Net loss per common share was computed based on the weighted average number of common shares and common share equivalents outstanding if dilutive during the period.

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of June 30, 2001, current liabilities exceed current assets by $1,648,511 and total liabilities exceed total assets by $1,780,977. These factors as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of  Operations
Three Months and Six Months Ended June 30, 2001
Compared with Three Months and Six Months June 30, 2000

     Net sales of PaperClip Software, Inc. (the "Company") decreased by $31,298 or 10.75% to $259,934 for the three months ended June 30, 2001 from $291,232 for the three months ended June 30, 2000 and decreased by $40,313 or 6.72% to $559,644 for the six months ended June 30, 2001 from $599,957 for the six months ended June 30, 2000. The decrease was due to lower revenues received from the sale of Paperclip products and a decrease due to revenues received in 2000 in connection with special one-time development services performed by the Company for a customer.

     Salaries and related benefits decreased by $40,386 or 15.46% to $220,792 for the three months ended June 30, 2001 from $261,178 for the three months ended June 30, 2000 and increased by $3,402 or .76% to $448,609 for the six months ended June 30, 2001 from $445,207 for the six months ended June 30, 2000. The decrease for the three months ended June 30, 2001, was due to a restructuring of the commission rates paid to sales personnel.

     Research and development expenses decreased by $26,403 or 27.27% to $70,413 for the three months ended June 30, 2001 from $96,816 for the three months ended June 30, 2000 and decreased by $100,145 or 41.61% to $140,520 for the six months ended June 30, 2001 from $240,665 for the six months ended June 30, 2000. The decrease was due to a decrease in the use of outside consultants.

     Selling expenses decreased by $56,104 or 60.79% to $36,187 for the three months ended June 30, 2001 from $92,291 for the three months ended June 30, 2000 and decreased by $84,354 or 51.75% to $78,652 for the six months ended June 30, 2001 from $163,006 for the six months ended June 30, 2000. The decrease was due to a decrease in the amount of royalties the Company was required to pay for its products which resulted from the Company's shift to marketing and selling products that require lower or no royalties to be paid to third parties, and a decrease in advertising and promotion expenses.


     General and administrative expenses decreased by $51,409 or 46.74% to $58,575 for the three months ended June 30, 2001 from $109,984 for the three months ended June 30, 2000 and decreased by $83,835 or 44.69% to $ 103,765 for the six months ended June 30, 2001 from $187,600 for the six months ended June 30, 2000. The decrease was due to professional fees incurred in 2000 related to the audit of the Company's financial statements for the three years ended December 31, 1999, and lower rent due to relocation of the Company's offices in December, 2000.

     Other income(expense) decreased by $48,722 to ($ 3,121) for the three months ended June 30, 2001 from ($51,843) for the three months ended June 30, 2000 and increased by $98,007 or 95.59% to ($4,521)for the six months ended June 30, 2001 from ($102,528) for the six months ended June 30, 2000. The decrease was due to a decrease in interest expense relating to loans from Access Solutions International, Inc. ("Access"). In November 2000, the Company and Access entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to the Management Agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible for 1 share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement (the "Agreement"), dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of these agreements reduced the Company's outstanding debt by more than 85% .


     Net loss from operations decreased by $191,726 to ($129,154) for the three months ended June 30, 2001 from ($320,880) for the three months ended June 30, 2000 and decreased by $322,626 to ($216,423) for the six months ended June 30, 2001 from ($539,049) for the six months ended June 30, 2000. The decrease was due to a decrease in personnel, professional fees related to the audit in 2000 of the Company's financial statements for the three years ended December 31, 1999, a decrease in rent due to the relocation of the company's offices, and a decrease in interest expense resulting from the conversion of the Access loan into preferred shares.

Liquidity and Capital Resources
June 30, 2001 Compared with December 31, 2000

     For the three months and the six months ended June 30, 2001 the Company incurred a net loss of $129,154 and $216,423 respectively. As of June 30, 2001, the Company had an accumulated deficit of $21,322,005. The Company continues to incur operating losses. The Company had negative working capital of $1,375,249 and $1,648,511 as of December 31, 2000 and June 30, 2001, respectively. The increase in negative working capital of $273,262 was due to the net loss for the six months ended June 30, 2001, and the payment of $67,598 to Access on their note payable.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of June 30, 2001, the Company had aggregate liabilities in excess of $2.2 million. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits - None


                (b)     Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the three months ended June 30, 2001.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  August 14, 2001