Form 10QSB
period 2001-09-30
PAPERCLIP SOFTWARE INCE
filed 2001-11-14
CIK 946112

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2001

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

Class                                November 14, 2001
Preferred Stock, Series A               3,649,543
Common Stock, $.01 par value            8,121,521
Redeemable Class A Warrants             3,599,500

Transitional Small Business Disclosure Format (check one):
Yes ____  No X

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

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET - UNAUDITED
September 30, 2001
                                                  September 30,
                                                      2001
ASSETS                                            ------------
  CURRENT ASSETS:
    Cash and cash equivalents                  $       36,946
    Accounts receivable (net of
      allowance for doubtful accounts
      of $30,000)                                     134,620
                                                  ------------
      Total Current Assets                            171,566
                                                  ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                      51,910
    Furniture and fixtures                            204,858
    Leasehold improvements                             12,000
                                                  ------------
                                                      268,768
    Less- Accumulated depreciation                    232,938
                                                  ------------
      Equipment, Furniture, and Fixtures, Net          35,830
                                                  ------------
  OTHER ASSETS                                         13,500
                                                  ------------
Total assets                                   $      220,896
                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses      $      899,727
    Accounts payable- related party                   545,000
    Deferred revenue                                  284,200
    Notes payable - current                           129,691
    Notes payable - related party, current            135,176
                                                  ------------
      Total Current Liabilities                     1,993,794

  NOTES PAYABLE- Related Party, Net of
    Current Portion                                   168,971
                                                  ------------
      Total liabilities                             2,162,765
                                                  ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                         36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,121,521 shares                         81,215
Additional paid-in capital                         19,423,318
Accumulated deficit                               (21,482,897)
                                                  ------------
  Total Stockholders' Deficiency                   (1,941,869)
                                                  ------------
Total liabilities and
  stockholders' deficiency                     $      220,896
                                                  ============
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND  NINE MONTHS ENDED
SEPTEMBER  30, 2001 AND SEPTEMBER 30, 2000
UNAUDITED

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                       2001           2000         2001          2000
                                    ----------    ------------   ----------   ----------
NET SALES                         $   212,791   $     319,342  $   772,435  $   919,299
                                    ----------    ------------   ----------   ----------

OPERATING EXPENSES:
Salaries and related benefits         200,042         225,971      648,651      671,178
Research and development expenses      65,424          62,955      205,944      303,620
Selling expenses                       57,304           3,597      135,956      166,603
General and administrative expenses    47,013          73,073      150,778      260,673
                                    ----------    ------------   ----------   ----------
     Total operating expenses         369,783         365,596    1,141,329    1,402,074
                                    ----------    ------------   ----------   ----------


   Income (loss) from operations     (156,992)        (46,254)    (368,894)    (482,775)
                                    ----------    ------------   ----------   ----------

OTHER INCOME (EXPENSE):
Interest income                           -             -            3,279        5,272
Interest expense                       (3,900)        (53,900)     (11,700)    (161,700)
                                    ----------    ------------   ----------   ----------
                                       (3,900)        (53,900)      (8,421)    (156,428)
                                    ----------    ------------   ----------   ----------


Net loss                          $  (160,892)  $    (100,154) $  (377,315) $  (639,203)
                                    ==========    ============   ==========   ==========

LOSS PER COMMON SHARE             $     (0.02)  $       (0.01) $     (0.05) $     (0.08)
                                    ==========    ============   ==========   ==========

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                  8,121,521       8,121,521    8,121,521    8,121,521
                                    ==========    ============   ==========   ==========

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
UNAUDITED
                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                    2001         2000
                                                                 ----------   ----------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
  Net loss                                                       ($377,315)   ($639,203)
  Adjustments to reconcile net loss to
    net cash (used for) provided by operating activities:
      Depreciation                                                  29,115       27,600
    (Increase) decrease in:
      Accounts receivable, net                                      43,370     (125,223)
      Other assets                                                   5,742        -
    Increase (Decrease) in:
      Accounts payable and accrued expenses                        (80,934)     (50,743)
      Due to related party                                          90,000         -
      Deferred revenue                                             134,200      120,000
                                                                 ----------   ----------
      Net Cash Used for Operating Activities                      (155,822)    (667,569)
                                                                 ----------   ----------
  INVESTING ACTIVITIES:
    Purchase of equipment, furniture and fixtures                  (14,393)      (8,532)
                                                                 ----------   ----------
  FINANCING ACTIVITIES:
    Principal payments on notes payable                            (90,128)        -
    Increase in Loan Payable ASI                                      -         150,000
    Increase in accounts payable - related party                      -          30,000
                                                                 ----------   ----------
      Net cash (used for) provided by financing activities         (90,128)     180,000
                                                                 ----------   ----------

  DECREASE IN CASH                                                (260,343)    (496,101)

  CASH:

    Beginning of period                                            297,289      580,623
                                                                 ----------   ----------
    End of period                                                  $36,946      $84,522
                                                                 ==========   ==========
      SUPPLEMENTAL DISCLOSURE
      OF CASH FLOW INFORMATION
      Interest paid                                                  -            -
                                                                 ==========   ==========

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001

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

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of September 30, 2001, current liabilities exceed current assets by $1,822,228 and total liabilities exceed total assets by $1,941,869. These factors as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.
                             -4-

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of  Operations
Three Months and Nine Months Ended September 30, 2001
Compared with Three Months and Nine Months September 30, 2000

     Net sales of PaperClip Software, Inc. (the "Company") decreased by $106,551 or 33.37% to $212,791 for the three months ended September 30, 2001 from $319,342 for the three months ended September 30, 2000 and decreased by $146,864 or 15.98% to $772,435 for the nine months ended September 30, 2001 from $919,299 for the nine months ended September 30, 2000. The decrease was due to lower revenues received from the sale of Paperclip products and a decrease due to revenues received in 2000 in connection with special one-time development services performed by the Company for a customer.

     Salaries and related benefits decreased by $25,929 or 11.47% to $200,042 for the three months ended September 30, 2001 from $225,971 for the three months ended September 30, 2000 and decreased by $22,527 or 3.36% to $648,651 for the nine months ended September 30, 2001 from $671,178 for the nine months ended September 30, 2000. The decrease for the three months ended September 30, 2001, was due to a restructuring of the commission rates paid to sales personnel.

     Research and development expenses increased by $2,469 or 3.92% to $65,424 for the three months ended September 30, 2001 from $62,955 for the three months ended September 30, 2000 and decreased by $97,676 or 32.17% to $205,944 for the nine months ended September 30, 2001 from $303,620 for the nine months ended September 30, 2000. The decrease was due to a decrease in the use of outside consultants.

     Selling expenses increased by $53,707 or 1493.11% to $57,304 for the three months ended September 30, 2001 from $3,597 for the three months ended September 30, 2000 and decreased by $30,647 or 18.40% to $135,956 for the nine months ended September 30, 2001 from $166,603 for the nine months ended September 30, 2000. The increase for the three months was due to a reduction in royalty expense for the three months ended September 30, 2000, that resulted from renegotiation in amounts payable for royalties. The decrease for the nine months was due to a decrease in the amount of royalties the Company is required to pay for its products which resulted from the Company's shift to marketing and selling products that require lower or no royalties to be paid to third parties, and a decrease in advertising and promotion expenses.


     General and administrative expenses decreased by $26,060 or 35.66% to $47,013 for the three months ended September 30, 2001 from $73,073 for the three months ended September 30, 2000 and decreased by $109,895 or 42.16% to $ 150,778 for the nine months ended September 30, 2001 from $260,673 for the nine months ended September 30, 2000. The decrease was due to professional fees incurred in 2000 related to the audit of the Company's financial statements for the three years ended December 31, 1999, and lower rent due to relocation of the Company's offices in December, 2000.

     Other income(expense) decreased by $50,000 to ($ 3,900) for the three months ended September 30, 2001 from ($53,900) for the three months ended September 30, 2000 and decreased by $148,007 or 94.62% to ($8,421)for the nine months ended September 30, 2001 from ($156,428) for the nine months ended September 30, 2000. The decrease was due to a decrease in interest expense relating to loans from Access Solutions International, Inc. ("Access"). In November 2000, the Company and Access entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to the Management Agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible for 1 share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement (the "Agreement"), dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of these agreements reduced the Company's outstanding debt by more than 85% .

     Net loss from operations increased by $60,738 to ($160,892) for the three months ended September 30, 2001 from ($100,154) for the three months ended September 30, 2000 and decreased by $261,888 to ($377,315) for the nine months ended September 30, 2001 from ($639,203) for the nine months ended September 30, 2000. The increase for the three months was due to a reduction in royalty expense for the three months ended September 30, 2000, that resulted from renegotiation in amounts payable for royalties. The decrease for the nine months was due to a decrease in personnel, professional fees related to the audit in 2000 of the Company's financial statements for the three years ended December 31, 1999, a decrease in rent due to the relocation of the company's offices, and a decrease in interest expense resulting from the conversion of the Access loan into preferred shares.

Liquidity and Capital Resources
September 30, 2001 Compared with December 31, 2000

     For the three months and the nine months ended September 30, 2001 the Company incurred a net loss of $160,892 and $377,315 respectively. As of September 30, 2001, the Company had an accumulated deficit of $21,482,897. The Company continues to incur operating losses. The Company had negative working capital of $1,375,249 and $1,822,228 as of December 31, 2000 and September 30, 2001, respectively. The increase in negative working capital of $446,979 was due to the net loss for the nine months ended September 30, 2001, and the payment of $90,128 to Access on their note payable.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of September 30, 2001, the Company had aggregate liabilities in excess of $2.1 million. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits - None


                (b)     Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the three months ended September 30, 2001.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  November 14, 2001