Form 10KSB
period 2001-12-31
PAPERCLIP SOFTWARE INCE
filed 2002-04-01
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


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

                  Common Stock, Par Value $.01
                     (Title of each Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the fiscal year ended December 31, 2001 was $1,249,285. As of March 18, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $236,900 (based on the average of the OTC Bulletin Board bid and asked price on March 18, 2002). As of March 18, 2002, there were 8,196,521 shares of the registrant's common stock outstanding.

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

                                             1

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

     Since the termination of the Merger Agreement and the Management Agreement, the Company has had no sources of capital other than revenues from sales of its products and the sale of New Jersey tax credits. From January 1998 to March 2000, the Company did not have the funds necessary to pay for the audits of its statements or file reports required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and operated on a subsistence basis. The number of employees of the Company decreased from 31 in 1997 to 13 in 2001, and had dropped to a low of 11 in 1998. The Company continues to explore options to obtain sources of funding.

     On December 31, 2001, the Company issued 75,000 shares of its common stock to a former consultant of the Company, as compensation for services. The issuance of the stock caused an inadvertent default of a covenant of the New Note with Access. The Company will seek a waiver of such default although there can be no assurance that a waiver can be agreed upon. If the Company does not receive a waiver of such default or is not able to cure such defect in accordance with the terms of the New Note, Access will have the right to accelerate the payment of the New Note in full, or Access may apply the collateral described in the Security Agreement to the payment of the amount due to it by Paperclip. The Company does not have the funds available to pay such amount. If Access were to exercise its rights under the New Note and the Security Agreement, it would have a material adverse effect on the Company.

     In October 1998, BISYS Insurance Services ("BISYS"), the nation's largest independent distributor of life insurance, selected the Company's Systems (as defined herein) as its enterprise document management and imaging solution. In July 1999, BISYS began transmitting documents to Midland Insurance utilizing the Company's Internet Express product. In January 2000, First Colony Insurance, a division of General Electric Company, CNA Insurance, American General Life Insurance, and Legal & General Life Insurance began receiving documents from
BISYS. In addition, since July 2000, Sovereign Bank began utilizing the Company's hosting services for the processing of secondary mortgage transactions. In June of 2001, BISYS increased their total number of licenses to 825 and continue to expand their use of Internet Express. In March of 2001, EMSI contracted with PaperClip to install PaperClip32 in their 250 branch offices for the collection and management of life insurance exams and attend physician statement (APS). EMSI will then leverage the Internet Express service to deliver their results to PaperClip's subscriber base. In August of 2001, PaperClip's only Internet Express competitor became a subscriber allowing the two organizations exchange networks to pass documents to their respective customers further expanding the use of the Internet Express network.
     In April 2000, the Company employed D. Michael Bridges as President of the Company to continue development of the Company's business plan. From August 1998 through March 2000, Mr. Bridges acted as a consultant to the Company.

     In 2000 and 2001, the Company applied for a Technology Tax Certificate with State of New Jersey Economic Development Authority. The program allowed the Company to sell its New Jersey tax losses to a New Jersey company that could utilize the losses. The Company received approximately $351,000 in 2000 and $223,000 in 2001, from selling a portion of its losses. The Company intends to file in 2002 to sell additional tax losses of up to approximately $3.3 million and research and development credits aggregating approximately $130,000, which could result in net proceeds to the Company of approximately $ 352,000. Due to the budget deficit for the State of New Jersey this program may be cancelled and there can be no assurance if or when the Company will receive such amount. In addition, there can be no assurance that the Company will receive sufficient funds to pay its creditors, file required documents with the Securities Exchange Commission and maintain its existence.

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

     The Company developed and markets a line of software consisting of Professional, Workgroup and Enterprise Editions (the "Systems"). The Company also markets PaperClip COLD, which captures batch file information before it goes to paper and allows expeditious access, retrieval, full text searching and printing of COLD documents. "COLD" refers to Computer Output to Laser Disk which are documents that are archived in large volumes of formatted data streams directly to optical media. Instead of printing large paper reports or producing microfilm or microfiche, data is stored on optical disks.

     The Company developed its WebServer(TM) Product, which is an add-on to the Systems. This product provides full security for documents stored on a PaperClip System, enables users to make the documents available to anyone with a Web Browser and makes a user's document repository accessible via the Internet or a private intranet. In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line. The Company offers NOSS as part of its systems as well as a stand-alone product. The Company is developing the next generation of the NOSS product. In 2000, NOSS for NT was deployed on the Microsoft Windows NT server platform and provides several new enhancements. The Company markets the Systems and associated products domestically (i) through a mass distributor, Z Source who sells to a value added reseller ("VAR") channel that currently consists of approximately 25 resellers and (ii) directly through such VARs. The Company markets its products internationally through approximately 5 VARs.

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

THE PRODUCTS

     The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services. In 2000, the Company developed 4 new products, Internet Express, Intranet Express, WebServer and DECS (Document / EDI Capture Suite), and continued to further enhance its existing products. InternetExpress ("IE") is an extranet designed to exchange electronic document as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of Electronic Document Exchange ("EDX") packages across the Internet. Intranet Express ("IA") is designed to exchange electronic documents among organizations that are members of the same private intranet. The Company provides IA as a product, not a service. In 2001 the Company developed a third communications product called eXpressLink, ("XL"). This product expands the user's communications options while maintaining a consistent interface to a user's document management solution. WebServer allows users across the World Wide Web to retrieve documents and conduct simple workflow tasks from their thin client browser. DECS is a remote electronic document EDX packaging system that provides scanning, printing, filing and Electronic Data Interchange("EDI") capture producing capabilities, and creates EDX Packages for IE, IA, the Systems and / or any EDX compliant solution. There can be no assurance that the Company's products will achieve market acceptance or result in revenue to the Company. In 2001 the Company released a new product called Clip-It, a toolkit leveraging the Company's award winning technology for no programming integration.

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

PROFESSIONAL EDITION

     The Professional Edition allows users to create "folders" of Documents and attach or "clip" them to their existing application software. The additional features available include the ability to scan, index, retrieve, display, print, fax, import and export Documents. Storage of Documents is on multiple forms of media, and, in addition, enables the user to store Documents on a large variety of optical disk and "jukebox" storage devices. A "jukebox" is a mechanical device which allows for multiple optical disk platters or tapes to be managed and accessed by software. This allows the storage of millions of Documents while maintaining a high level of performance. The Professional Edition works in conjunction with SQL database products from Microsoft and Sybase.

WORKGROUP EDITION

     Workgroup Edition provides users with all of the features of Professional Edition, and allows users to perform all of the functions at the same time, as well as to route Documents and folders to other users on a network.

ENTERPRISE EDITION

     Enterprise Edition provides all the features of the Workgroup Edition and provides for Wide Area Network operation using a client/server architecture. The significant difference provided to users by the Enterprise Edition are the the improved performance in networks with more than 20 users and the ability to manage a greater number of folders and documents. To operate Enterprise Edition, the user is required to obtain a license, which is readily available from various third parties, for the desired SQL server. The Enterprise Edition is suited to large departmental and enterprise installations. The Company presently offers its Enterprise Edition to work in conjunction with SQL Servers from Microsoft and Oracle.

CAPTURE PRODUCT LINE - DECS


     DECS (Document EDI Capture Suite) is a set of applications with which end users and business applications will collect electronic documents and / or Electronic Data Interchange (EDI) into an EDX V2.0 Package for transmission to an IDM solution or EDI application or both. DECS provides the tools for collecting scanned images, documents printed to the DECS Print Driver, file import, keyed and file captured EDI. This data can be transformed, packaged and transported to the recipient for further processing as an EDX V2.0 Package.

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

THE NOSS PRODUCT LINE

     NOSS is the subsystem for optical storage and jukebox management. When combined with the Workgroup and Enterprise Editions, it provides a powerful system that manages a range of mass storage devices. The acquisition of the NOSS product line (a portion of which is subject to an exclusive, royalty free, perpetual license from Cheyenne) allows PaperClip to fully take advantage of NOSS's high-end functionality to further develop powerful document imaging solutions for client/server network environments. PaperClip is also making NOSS available as a separate product for VARs, integrators, and distributors to develop applications based on network optical storage.

INTERNET PRODUCT LINE - WEBSERVER

     WebServer(TM) is an add-on to the Systems. The product provides full security for documents stored on a PaperClip System and enables users to make documents available to anyone with a Web Browser and to make available the user's document repository to both Internet and private intranet users.

CLIPIT TOOLKIT

     ClipIt is a new approach for legacy application integration with any other application(s). ClipIt's greatest demand is found in the new thin client services. By integrating ClipIt within thin client applications, users simply hit a "Hot Key" to quickly view important records and documents across the Web. ClipIt is a Tool-kit designed to leverage PaperClip's award winning Visual Context Processor (Clipping) technology allowing developers and integrators the ability to program ClipIt within their application or script within browsers.

EXPRESSLINK COMMUNICATIONS

     PaperClip's eXpressLink (XL) is an electronic document package exchange solution designed to interconnect dissimilar Electronic Document Management solutions whereby they can exchange documents similar to electronic data interchange (EDI). Designed to transport electronic document packages across the corporate Intranet or Internet providing interoperability, security and tracking. Utilizing the public standard Electronic Document eXchange version 2.0 for packaging electronic documents, any EDX V2.0 compliant system can connect to the XL Server seamlessly with no programming. A Company can now connect company workflow and integrate dissimilar document management solutions to business partners and branch offices attached to the corporate Intranet or Internet. XL significantly reduces document processing costs . Standards driven, XL cuts cost and reduces time to process.
                                         -8-

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

     Marketing assistance, training and technical support of VARs is a critical component of the Company's efforts with respect to its Workgroup and Enterprise Editions. Consequently, the Company provides technical support along with on-going communication to its VARs. Marketing assistance includes hot line access, mailings of product and technical updates, joint cooperative marketing, site visits and seminars.

   The Company has a field sales force of three persons. While management will attempt to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.

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

CUSTOMERS AND SALES

     The Company had net sales of $1,249,285 in 2001, and $1,267,007 in 2000. Image Tek accounted for 19% of the Company's sales in 2001. Image Tek and Law Cypress accounted for 17% and 14%, respectively of the Company's sales in 2000.

CUSTOMER SUPPORT AND SERVICE

     The Company presently provides telephone support to its VARs. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Workgroup, Enterprise and Professional Editions, which are provided by telephone support directly from the Company's technical support center.

PRODUCT DEVELOPMENT

     At present the Company's systems are being developed by a combination of in house staff and when necessary outside consultants. PaperClip expended approximately $270,300 and $374,600 on research and development in 2001 and 2000, respectively.

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

PRODUCT PROTECTION

     The Company relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its proprietary rights in its technology. The Company previously obtained from the U.S. Patent and Trademark Office a registered trademark for PAPERCLIP SOFTWARE AND DESIGN in August 1993 and obtained a registered trademark for PAPERCLIP IMAGING SOFTWARE AND DESIGN in February 1993. Both of those registrations were allowed to expire because they were for forms of the mark no longer in use. The Company was issued a Certificate of Registration for the Trademark Paperclip on November 20, 2001. Although to the best of Company's knowledge no other person or entity owns any U.S. registered trademark for the mark "PaperClip" in connection with software or imaging products, there is a registration filed by a third party for
"Technology  As Easy  To Use As A  PaperClip"(tm)  for  consulting  on  computer hardware, software and systems in the fields of sales automation, order processing, voicemail, paging, dictation, transcription and telecommunications and off-site employee programs and businesses. While the Company does not believe there is any likelihood of confusion raised by the use of such mark, if such confusion were alleged, the Company would rely on its prior common law rights. There also was a prior U.S. registration for use of the "PaperClip" mark in connection with pre-recorded word processor programs. This latter registration was automatically canceled on April 2, 1992 by the U.S. Patent and Trademark Office because of the registrant's failure to file (as required by statute) an affidavit, during the year commencing with the fifth anniversary of the registration, stating that the mark was still in use. However, the user of the canceled registration might, at some future time, assert an infringement claim in the U.S. based on alleged common law rights. If such a claim is asserted, the Company may be forced to expend significant effort, time and funds to defend against it. If the Company is not successful in defending against such a claim, the Company would be required to adopt a different name and would incur costs as a result thereof.

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

     There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, Hyland Software and Optika Imaging Systems Incorporated. The Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. ("FileNet") and IBM Corporation ("IBM"). Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. Nor can there by any assurance that new companies will not introduce new systems with better features and functions than the Systems.

     There are a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. Email based competitors include United Parcel Service and Pitney Bowes. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange.

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

EMPLOYEES

     As a result of limited resources, the Company decreased its full time staff from 31 in 1997 to 11 in 2001. As of March 18, 2002, the Company's full-time staff of 11 includes 4 engaged in development and systems testing, 5 engaged in sales, marketing and technical support, 1 in Business Services and 1 engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company utilizes a number of consultants to supplement its systems development, sales and marketing.

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

ITEM 3.  Legal Proceedings.

     The Company has recently filed a Copyright Infringement suit against Tokairo, LTD a UK Company.

     The Company is not a party to any pending legal proceedings, except as set forth above, other than routine litigation matters in the normal course of business.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.
                                     PART II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

                    Common                              Class A
                     Stock                              Warrants
2001              High      Low                      High      Low
First             0.25     0.06                      0.00     0.001
Second            0.12     0.02                      0.01     0.005
Third             0.12     0.07                      0.00     0.005
Fourth            0.08     0.05                      (Warrants Expired 8/9/01)

2000              High     Low                       High     Low
First             1.00     0.09                      0.09     0.01
Second            0.69     0.40                      0.015    0.015
Third             0.53     0.25                      0.015    0.002
Fourth            0.53     0.16                      0.02     0.005

     The above prices per share were the bid prices during such periods as reported by Bloomberg News Service for OTC market quotations. Such quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On December 31, 2001, the Company issued 75,000 shares of its common stock to a former consultant of the Company, as compensation for services. The issuance of the stock caused an inadvertent default of a covenant of the New Note with Access. The Company will seek a waiver of such default although there can be no assurance that a waiver can be agreed upon. If the Company does not receive a waiver of such default or is not able to cure such defect in accordance with the terms of the New Note, Access will have the right to accelerate the payment of the New Note in full, or Access may apply the collateral described in the Security Agreement to the payment of the amount due to it by Paperclip. The Company does not have the funds available to pay such amount. If Access were to exercise its rights under the New Note and the Security Agreement, it would have a material adverse effect on the Company.

     On March 11, 1997, the Company was informed by Nasdaq that its securities were deleted from the Nasdaq SmallCap Market due to the Company's failure to comply with minimum asset and capital surplus requirements established by Nasdaq. The Company's securities are presently traded on the OTC Bulletin Board. As of December 31, 2001, there were approximately 743 holders of record of the Company's shares of Common Stock. The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock Certificate of Designation restricts the declaration, payment and setting aside of any dividends without the consent of the holders of the Requisite Percentage (as defined in such Certificate) of Series A Preferred Stock.

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

Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                   -16-

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

Accounting for Stock-Based Compensation:
     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by this statement, the Company has chosen to account for stock based compensation using the intrinsic value method. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements.

Federal Income Taxes:
     The Company has adopted Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

(Loss) Per Common Share:
     (Loss) per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year.

Research and Development Costs:
     The costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased or otherwise marketed by the Company is accounted for as Research & Development costs and expensed in the period incurred. The amount charged against income was $270,309 and $374,556 for the years ended December 31, 2001 and 2000, respectively.

Deferred Revenue:
     The Company offers annual support contracts to its customers including technical phone support, which is recorded as deferred revenue and pro-ratably reclassified to sales as the contract expires and it is earned.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales of Paperclip decreased by $17,722 or 1% to $1,249,285 for the year ended December 31, 2001 from $1,267,007 for the year ended December 31, 2000. The decrease was due to lower revenues received from the sale of Paperclip products and a decrease due to revenues received in 2000 in connection with special one-time development services performed by the Company for a customer in 2000.

     Salaries and related benefits decreased by $73,721 or 8% to $862,021 for the year ended December 31, 2001 from $935,742 for the year ended December 31, 2000. The decrease was due to a restructuring of the commission rates paid to sales personnel.

     Research and development expenses decreased by $104,247 or 28% to $270,309 for the year ended December 31, 2001 from $374,556 for the year ended December 31, 2000. The decrease was due to a decrease in the use of outside consultants.

     Selling expenses increased by $22,870 or 14% to $192,260 for the year ended December 31, 2001 from $169,390 for the year ended December 31, 2000. The increase in 2001 as compared to 2000, was due to a reversal of accrual of royalty expense for the year ended December 31, 2000, that resulted from renegotiation in amounts payable for royalties. Such increase for 2001 was offset by a decrease in advertising and promotion expenses.


     General and administrative expenses decreased by $205,551 or 53% to $181,524 for the year ended December 31, 2001 from $387,075 for the year ended December 31, 2000. The decrease was due to professional fees incurred in 2000 related to the audit of the Company's financial statements for the three years ended December 31, 1999, and lower rent due to relocation of the Company's offices in December, 2000.


     Other income increased by $248,260 to $211,617 for the year ended December 31, 2001 from $(36,643) for the year ended December 31, 2000. The increase in other income was due to a decrease in interest expense relating to loans from Access Solutions International, Inc. ("Access"), offset by a decrease realized from the sale tax credits. In November 2000, the Company and Access entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to the Management Agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible for 1 share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement (the "Agreement"), dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of these agreements reduced the Company's outstanding debt by more than 85%.

LIQUIDITY AND CAPITAL RESOURCES
     Net (loss) from operations decreased by $591,187 or 93% to ($45,212) for the year ended December 31, 2001 from $(636,399) for the year ended December 31, 2000. The decrease was due to a decrease in personnel, professional fees related to the audit in 2000 of the Company's financial statements for the three years ended December 31, 1999, a decrease in rent due to the relocation of the Company's offices, and a decrease in interest expense resulting from the conversion of the Access loan into preferred shares.

     For the year ended December 31, 2001, the Company incurred a net loss of $45,212. For the year ended December 31, 2000, the Company's operations resulted in net loss of $636,399. As of December 31, 2001, the Company had an accumulated deficit of $21,150,794. The Company continues to incur operating losses. The Company had negative working capital of $1,649,209 and $1,634,348 as of December 31, 2001 and December 31, 2000, respectively. The decrease in negative working capital of $120,315 was due to a reduction in expenses. As a result of these factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, the report of the independent public accountants contains explanatory language as to the Company's ability to continue as a going concern.


     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of December 31, 2001, the Company had aggregate liabilities in excess of $2.0 million. The Company does not have sufficient working capital to satisfy its remainder liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities, and was able to negotiate a settlement agreement with Access, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

     At December 31, 2001, the Company had net Federal operating loss carry forwards ("NOL") of approximately $20,400,000 for financial reporting purposes. Due to losses sustained by the Company for both financial and tax reporting through 2001, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a full valuation allowance. The Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized $623,135, $ 351,335 and $223,000 in 1999, 2000 and 2001 respectively, from the sale of some of its New Jersey net operating losses and research tax credits.. The Company intends to file in 2002 to sell additional tax losses of up to approximately $3.3 million and Research and Development Credits of $130,000 which could result in net proceeds to the Company of approximately $352,000. There can be no assurance if or when the Company will receive such amount. If the Company is unable to realize such tax credits, it will have a material adverse effect on the Company.

     For 2002, the Company anticipates that it will need approximately $1,600,000 in order to fund its operations in 2002. The Company's management believes that cash from the sale of its products and sale of its tax losses and research credits will enable it to meet its anticipated cash requirements for the next 12 months. There can be no assurance that the Company will generate enough cash from the sale of its products or any cash from the sale of its tax losses to meet its anticipated cash requirements for the next 12 months. If the Company does not generate enough cash to meet its requirements for the next 12 months, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales.

     In November, 2000 the Company entered into an agreement with Access to convert $2,305,506 of amounts due to Access by the Company into 3,649,543 shares of Series A Preferred Stock. The agreement also includes Access' waiver of $300,000 of management fees owed to ASI by the Company. Additionally, the Company and Access entered into the Agreement pursuant to which, among other things, the Company agreed to issue a New Note in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November, 2000, the Company must repay the $405,530 principal amount over a 36-month period. There is no interest on the New Note unless the Company does not pay principal when due. The completion of this agreement reduced the Company outstanding debt by more than 85% and resulted in the reduction of the Company's annual interest payments by approximately $220,000.

     The  Company  has been  exploring  options to obtain  sources  of  funding.


ITEM 7.  Financial Statements.

         The Financial Statements can be found following Part IV of this Report.


ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

           None

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

     The directors and executive officers of the Company as of March 1, 2002 are as follows:
Name                       Age          Position

William Weiss              58           Chief Executive Officer; Treasurer;
                                        Director

D. Michael Bridges         47           President, Director

Michael Suleski            41           Vice President, Engineering; Secretary;
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

     D. MICHAEL BRIDGES, President, rejoined PaperClip in January, 2000 after providing consulting services to the Company from August 1998 to March 2000. Mr. Bridges served as the Company's Vice President of Marketing & Sales and Director of Corporate Services from February 1995 to August 1998. Mr. Bridges was Executive Vice President and co founder of CMF Design System, a custom software and systems integration firm from May 1988 to February 1995. From July 1983 to May 1988, Mr. Bridges was an integration consultant to Mr. Summers, Director of Dynamic and Systems, EBASCO to deal with migration of real time computing to distributed infrastructures. Mr. Bridges received a B.S. from Rowan University and served as a Captain in the United States Marine Corps.

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

     The Company's officers are chosen by the Board of Directors and serve at the pleasure of the Board. The loss of the services of any one of William Weiss,
D. Michael Bridges or Michael Suleski could have a material adverse effect on the Company.

Limitation of Liability and Indemnification Matters

     The Company's Certificate of Incorporation: (i) eliminates the liability of the directors of the Company for monetary damages to the fullest extent permitted by Delaware law: and (ii) authorizes the Company to indemnify its officers and directors to the fullest extent permitted by Delaware Law. The By-Laws of the Company provide broad indemnification for officers and directors against expenses (including legal fees, judgements, and Company-approved settlements) incurred in connection with any civil or criminal act in which arises from the performance of duties for the Company. The By-Laws of the Company also provide that the Company will indemnify such persons to the fullest extent permitted by law. The indemnification provided by the By-Laws applies to any action taken by the indemnitee while serving as an officer or director of the Company, any of its subsidiaries, if any, or at the Company's request as a director, officer, employee or agent of any of the above, whether occurring before or after the date of employment. The By-Laws of the Company do not permit indemnification for any acts or omissions from which a director may not be relieved of liability under the Delaware General Corporation Law.
                                        -22-

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

     For 2001, our independent accountants were engaged to review the quarterly financial statements for the year ended December 31, 2001 as required by the Securities and Exchange Commission's "Audit Committee Disclosure" ruling effective January 31, 2000.


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

ITEM 10.  Executive Compensation.

     The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 2001 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000:

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                                Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
    Name and                          Bonus       Annual       Underlying Stock  Options/SARs (#)Payouts    All Other
    Position      Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)
Compensation
--------------------------------------------------------------------------------------------------------------------------
William Weiss     2001      120,000   0           0                 0                0               N/A         N/A
CEO (1)(3)        2000      120,000   0           0                 0           481,000(2)(4)        N/A         N/A
                  1999      120,000   0           0                 0            81,000(2)           N/A         N/A
--------------------------------------------------------------------------------------------------------------------------
Michael Suleski   2001      100,000   0           0                 0                0  (2)          N/A         N/A
Vice President    2000      100,000   0           0                 0            481,000(2)(4)       N/A         N/A
Engineering (1)   1999      100,000   0           0                 0             81,000(2)          N/A         N/A
--------------------------------------------------------------------------------------------------------------------------

D Michael Bridges 2001      107,800   0           0                 0                0           N/A       N/A
President         2000      103,000   0           0                 0           400,000(6)       N/A       N/A
--------------------------------------------------------------------------------------------------------------------------

     (1) The Company presently has no employment contract with William Weiss or Michael Suleski.
     (2) Granted pursuant to an automatic grant provision in the 1995 Stock Plan (as defined herein) for services rendered as a member of the Board in the prior year.
     (3)As of February 29, 2002, $560,000 is owed to William Weiss for past salaries accrued but not paid.
     (4)Options to purchase 400,000 shares of common stock were granted, pursuant to the 1995 Stock Option Plan on July 27, 2000.
     (6)The Company issued Mr. Bridges options to purchase 400,000 shares of common stock pursuant to Mr. Bridges employment agreement, and has an employment contract with Mr. Bridges calling for an annual salary of $107,800.
                                  -24-

Option/SAR Grants

     During the fiscal year ended December 31, 2001, there were no options granted to either the Company's Chief Executive Officer or any of its principal officers.

     Aggregated  Option/SAR  Exercises  in fiscal  year 2001
Option/ SAR Values.

     The table below indicates that no options/SARs were exercised during fiscal year 2001 by the Company's Chief Executive Officer and each of its principal executive officers and shows the value of their unexercised options/SARs.

----------------------------------------------------------------------------------------------------------------
                                                                                                   Value of
                                                                                                 Unexercised
                                                                  Unexercised Options at        In-the-Money
                                                                      fiscal year end        Options Exercisable/
                         Shares Acquired On         Value               Exercisable/          Unexercisable ($)
                         -------------------        -----               ------------          -----------------
         Name               Exercise (#)         Realized ($)      Unexercisable (#) (1)
         ----               ------------         ------------      ---------------------
----------------------- ---------------------- ----------------- --------------------------- ---------------------

William Weiss                     0                   0                  637,587/133,333             0/0
D. Michael Bridges (2)            0                   0                  409,000/0                   0/0
Michael Suleski                   0                   0                  611,587/133,333             0/0



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

1993 Stock Option Plan

     In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Stock Plan") covering 68,912 shares of Common Stock, pursuant to which employees (other than directors) of the Company were eligible to receive stock options. The 1993 Stock Plan, which expires on February 1, 2003, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of the purchase of the options were determined by the Board of Directors. Stock options granted under the 1993 Stock Plan are exercisable for a period of up to ten years from the date of the grant. As of December 31, 2001, all of the options under the 1993 Stock Plan had been granted. At such date, 48,729 options had expired, 20,183 options were outstanding and none had been exercised.

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

     Upon the exercise of an option, the option holder must pay the Company the exercise price plus the amount of the required federal and state withholding taxes, if any. The 1995 Stock Plan allows an optionee, subject to approval of the Committee, to pay the exercise price in shares of common stock, only if such shares of common stock have been held by the optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes (and otherwise meeting any other requirements to avoid such charge). The 1995 Stock Plan also allows an Optionee, subject to approval of the
Committee, to pay the exercise price pursuant to a broker-assisted cashless-exercise program established by the Committee; provided in each case that such methods avoid "short-swing" profits to the optionee under Section 16(b) of the Exchange Act. Withholding taxes due upon such exercise may also be satisfied pursuant to such broker-assisted cashless-exercise program. The 1995 Stock Plan limits the availability of the alternative to pay the exercise price pursuant to a broker-assisted cashless-exercise program so that such alternative is not available with respect to incentive stock options outstanding as of October 29, 1996. The 1995 Stock Plan permits limited transferability of stock options primarily for estate planning purposes. As of December 31, 2001, options to acquire 3,669,222 shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 353,872 options had expired, 95,508 options had been exercised and 3,219,842 options were outstanding.

Executive Compensation

     The Board determines the compensation of the Company's executive officers, each of whom did not receive increases in their salaries, nor a bonus, in 2001.

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
Name and Address                            Number         Percentage
of Beneficial Owner                       of Shares (1)     of Class
----------------------------------      ----------------  ------------

Access Solutions International, Inc.      3,649,543(2)         31.00%
650 Ten Rod Road
North Kingston, RI 02852

William Weiss   (3)                       1,035,304(4)         11.54%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

Michael Suleski (3)                         796,344(5)          8.89%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


D. Michael Bridges                           410,500(6)          4.77%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


A11 Officers and Directors
as a group (3 persons)                        2,242,148           22.12%


(1) Unless otherwise  indicated below, all shares are owned
   beneficially  and of record.
(2) Includes 3,649,543 shares of common stock to be received upon the conversion of 3,649,543 shares of Series A Convertible stock.
(3)   William Weiss and Michael Suleski are founders of the Company.
(4) Includes (a) 924 shares of Common Stock issuable upon the exercise of 924 warrants obtained in a private placement, (b) 637,587 shares currently exercisable and 133,333 that are unexercisable as of December 31, 2001 under the 1995 Stock Option Plan.
(5)   Includes  15,408  shares of Common Stock issuable upon
      the exercise of options currently exercisable under the 1993 Stock Plan and 611,587 shares currently exercisable and 133,333 that are unexercisable as of December 31, 2001 under the 1995 Stock
      Option Plan.
(6)   Includes 409,000 shares of Common Stock issuable upon
      the exercise of     options  currently  exercisable under the 1995
      Stock Option Plan.

Item. 12. Certain Relationships and Related Transactions.

         Not Applicable

                                     PART IV

Item 13.  Exhibits, and Report on Form 8-K.

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.1(a)   Certificate of Amendment to Certificate of Incorporation.(3)
3.1(b)   Series A Preferred Stock Certificate of Designations.(3)
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
4.2 Class A Warrant Agreement (including form of Class A Warrant) among the Registrant, A.R. Baron & Co.,
         Inc. ("Baron") and American Stock Transfer & Trust Company.(1) 4.3 Stock Purchase Option, dated September 27, 1995, granted to Baron.(1) 4.4 Warrant Purchase Option, dated September 27, 1995, granted to Baron.(1)4.5 Form of Investor Purchaser Agreement, dated as of April 5, 1995, by and between the Registrant and the Investors identified in the Schedule of Investors attached thereto, and amendment thereto, dated March 29, 1995. (1)
4.6 Form of Bridge Note issued on April 5, 1995, to each Investor identified on the Schedule of Investors ncluded with Exhibit 4.5. (1)
4.7 Form of Bridge Warrant dated April 5, 1995, given to each Investor identified on the Schedule of Investors included with Exhibit 4.5. (1)
4.8      Promissory Note issued on November 1, 2000 to Access Solutions
                  International, Inc.
10.1     1993 Stock Option Plan. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     License Agreement with Pixel Translations, Inc., dated May 16, 1995.(1)
10.4 Distributor Agreement with Law Cypress Distributing Company, dated as of March 18,1993 (incorporated by reference from Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
         (2)
10.5     Form of End User License. (1)
10.6 Merger and Acquisition Agreement between the Registrant and Baron, dated September 27, 1995. (1)
10.7 Consulting Agreement with Stephen Kornfeld, dated as of January 1, 1996 (incorporated by reference from Exhibit 10.27 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.8 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
         1996). (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997. (2)
10.9 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.10 (a) Letter of Intent with Access Solutions International, Inc. ("Access Solutions"), dated January 2, 1997, (b) Letter Agreement with Access Solutions, amending the Letter of Intent, dated January 31, 1997, (c) Letter Agreement with Access Solutions, amending the Letter of Intent, dated February 28, 1997, (d) Letter Agreement with Access Solutions, amending the Letter of Intent, dated March 31, 1997, (e) Convertible Promissory note issued by the Registrant to Access Solutions, dated
         January 29, 1997, (f) Security Agreement with Access Solutions, dated January 29, 1997 and (g) Registration Rights Agreement with Access Solutions, dated January 29, 1997. (2)
10.11 Employment Termination Agreement and release between the Company and Sol Rosenberg, dated as of June 18, 1997 (incorporated by reference from Exhibit 99.1 of the Registrant's Form 10-QSB for the quarterly period ended June 30, 1997).

10.12 Agreement and Plan of Merger among the Company, Access Solutions and PaperClip Acquisitions, dated as of November 12, 1997 (incorporated by reference from Exhibit 2 of the Registrant's Form 10-QSB for the quarterly period ended September 30, 1997).
10.13 Tenth Amendment to Agreement and Plan of Merger among the Company, Access Solutions and PaperClip Acquisitions, dated as of April 22, 1998 (incorporated by reference from Exhibit 10.28 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.14 Second Amendment to the Management Agreement between the Company and Access Solutions dated as of April 22, 1998 (incorporated by reference from Exhibit 10.29 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.15 Tenth Amendment to Convertible Promissory Note between the Company and Access Solutions dated as of April 22, 1998 (incorporated by reference from Exhibit 10.30 of the Registrant's Form 8-K filed with the Securities and Commission on June 5, 1998).
10.16 Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc.(3)
10.17 Series A Preferred Stock Purchase Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Sotware, Inc.(3)
10.18 Registration Rights Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.19 Employment Agreement dated as of January 1, 2000 between Paperclip Software, Inc. and D. Michael Bridges. (3)

---------------------





(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-92768NY).
(2) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 000-26598).
(3)      Incorporated by reference from the Registrant's Form 10-KSB for the
           Fiscal year December 31, 2000 (File No. 000-26598)

(a)       Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the period covered by this report.

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


                                  Date: March 26,2002


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 26, 2002
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ D Michael Bridges     Director, President             March 26, 2002
D Michael Bridges

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 26, 2002
                          Engineering and Secretary
















                                        -35-














                             PAPERCLIP SOFTWARE, INC.

                             FINANCIAL STATEMENTS

                            DECEMBER 31, 2001 AND 2000











PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 2001 AND 2000



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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
PaperClip Software, Inc.

     We have audited the accompanying balance sheet of PaperClip Software, Inc. (a Delaware corporation) as of December 31, 2001 , and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

     We were not engaged to review the quarterly financial statements for the year ended December 31, 2000 as required by the Securities and Exchange Commission's "Audit Committee Disclosure" ruling effective January 31, 2000. This ruling requires the interim financial information filed with Forms 10-Q or 10-QSB be reviewed by an independent accountant under SAS 71 beginning with fiscal quarters ending on or after March 15, 2000. In addition, the Company has informed us that no independent accountant review was performed on the quarterly registrations filed during the year ending 2000. This results in a material compliance deficiency with the Securities and Exchange Commission.
                                                   /s/ Sobel & Co., LLC
                                                   Certified Public Accountants
March 10, 2002
Livingston, New Jersey

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
DECEMBER 31, 2001

ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                       $265,837
     Accounts receivable, net of allowance for
       doubtful  accounts of $30,000                                  173,463
                                                                  ------------
         Total Current Assets                                         439,300
                                                                  ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
     Computer and office equipment                                     51,910
     Furniture and fixtures                                           204,858
     Leasehold improvements                                            12,000
                                                                  ------------
                                                                      268,768
     Less: accumulated depreciation                                  (239,075)
                                                                  ------------
         Equipment, Furniture and Fixtures, Net                        29,693
                                                                  ------------

  OTHER ASSETS                                                         13,500
                                                                  ------------

                                                                     $482,493
                                                                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $892,466
     Accounts payable - related party                                 560,000
     Deferred revenue                                                 236,000
     Notes payable - current                                          129,691
     Notes payable - ASI, current                                     270,352
                                                                  ------------
         Total Current Liabilities                                  2,088,509


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY:
     Convertible Series A, preferred stock, authorized  10,000,000
       $.01 par value; 3,649,543 shares,  issued and outstanding       36,495
     Common stock-authorized 30,000,000 shares;
       $.01 par value; 8,196,521 shares, issued and outstanding        81,965
     Additional paid-in capital                                    19,426,318
     Accumulated deficit                                          (21,150,794)
                                                                  ------------
Total Stockholders' Deficiency                                     (1,606,016)
                                                                  ------------

                                                                     $482,493
                                                                  ============
See independent auditors' report and notes to financial statements.
                                                           2

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                                      2001        2000
                                                                  ------------------------

     NET SALES                                                     $1,249,285  $1,267,007
                                                                  ------------------------
     OPERATING EXPENSES:
         Salaries and related benefits                                862,021     935,742
         Research and development expenses                            270,309     374,556
         Selling expenses                                             192,260     169,390
         General and administrative expenses                          181,524     387,075
                                                                  ------------------------
              Total Operating Expenses                              1,506,114   1,866,763
                                                                  ------------------------

     LOSS FROM OPERATIONS                                            (256,829)   (599,756)
                                                                  ------------------------
     OTHER INCOME (EXPENSE):
         Interest income                                                3,279       7,616
         Interest expense and financing costs                         (15,600)   (395,594)
         Income from sale of tax credits                              223,938     351,335
                                                                  ------------------------
                      Total Other Income (Expense), Net               211,617     (36,643)
                                                                   ------------------------

     NET LOSS BEFORE PROVISION  FOR INCOME TAXES                      (45,212)   (636,399)
     PROVISION FOR INCOME TAXES                                          -           -
                                                                  ------------------------

     NET LOSS                                                        ($45,212)  ($636,399)
                                                                  ========================


 BASIC LOSS PER COMMON SHARE                                           ($0.01)     ($0.08)
                                                                  ========================


     WEIGHTED AVERAGE NUMBER
          COMMON  SHARES OUTSTANDING                                 8,121,726   8,121,521
                                                                   ========================








See independent auditors' report and notes to financial statements.
                                      3

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   Preferred Stock    Common Stock
                                                                              Additional
                                   Number of          Number of               Paid-in     Accumulated  Stockholders'
                                    Shares   Par Value Shares     Par Value   Capital     Deficit      Deficiency
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 1999           -      $   -       8,121,521     $81,215 $16,469,521 ($20,469,183) ($3,918,447)
Issuance of preferred stock in
      exchange for debt retirement 3,649,543   36,495    -           -          2,953,797     -           2,990,292


NET LOSS, 2000                       -         -         -           -           -            (636,399)    (636,399)

                                   ---------------------------------------------------------------------------------
BALANCE, December 31, 2000         3,649,543  $36,495   8,121,521     $81,215 $19,423,318 ($21,105,582) ($1,564,554)


Issuance of common stock
      for compensation                 -          -        75,000         750       3,000     -               3,750


NET LOSS, 2001                         -          -           -            -           -       (45,212)     (45,212)
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 2001         3,649,543  $36,495   8,196,521     $81,965 $19,426,318 ($21,150,794) ($1,606,016)
                                   =================================================================================




See independent auditors' report and notes to financial statements.
                                  4

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                                  2001        2000
                                                                              -------------------------


CASH FLOWS USED FOR:
  OPERATING ACTIVITIES:
     Net loss                                                                    ($45,212)   ($636,399)
     Adjustments to reconcile net loss  to net
         cash provided by (used for) operating activities:
             Depreciation                                                          35,252       38,843
             Accrued interest on debt as part of restructuring                       -         373,739
             Issuance of stock as compensation                                      3,750
         (Increase) decrease in:
             Accounts receivable, net                                               4,527      (41,332)
             Other assets                                                           5,742          758
Increase (decrease) in:
             Accounts payable and accrued expenses                               (103,758)    (134,974)
             Accrued interest on convertible debt                                  15,563       15,563
             Accounts payable- related party                                      105,000       60,000
             Deferred revenue                                                      86,000       49,000
                                                                              -------------------------
              Net Cash provided by (used for)  Operating Activities               106,864     (274,802)
                                                                              -------------------------
  INVESTING ACTIVITIES:
     Purchases of equipment, furniture and  fixtures                              (14,393)      (8,532)
                                                                              -------------------------

  FINANCING ACTIVITIES:
      Principal payments on note payable - ASI                                   (123,923)        -
                                                                               -----------------------

(DECREASE) INCREASE IN CASH                                                       (31,452)    (283,334)

CASH AND CASH EQUIVALENTS:

Beginning of year                                                                 297,289      580,623
                                                                              -------------------------

End of year                                                                      $265,837     $297,289
                                                                              =========================





See independent auditors' report and notes to financial statements.

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1  -  ORGANIZATION:

     PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.),located in Hasbrouck Heights, NJ, (the "Company"), a Delaware corporation, incorporated in October, 1991,is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

     The Company sells its products worldwide to thirty Value Added Resellers ("VAR's") and original equipment manufacturers ("OEM's") of personal computers and personal computer networks utilized on a corporate level.

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

Use of Estimates:
     The  preparation  of financial  statements  in conformity  with  accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                          6

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

Accounting for Stock-Based Compensation:
     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by this statement, the Company has chosen to account for stock based compensation using the intrinsic value method. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements.

Federal Income Taxes:
     The Company has adopted Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

(Loss) Per Common Share:
     (Loss) per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year.

Research and Development Costs:
     The costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased or otherwise marketed by the Company is accounted for as Research & Development costs and expensed in the period incurred. The amount charged against income was $270,309 and $374,556 for the years ended December 31, 2001 and 2000, respectively.

Deferred Revenue:
     The Company offers annual support contracts to its customers including technical phone support, which is recorded as deferred revenue and pro-ratably reclassified to sales as the contract expires and it is earned.

NOTE 3  -  INCOME TAXES:

     For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 2001 and 2000 for Federal and State purposes:

             Federal
     Net Operating Loss    Year Incurred      Expiration Date

        $2,110,824       December 31, 1992      December 31, 2007
        $2,790,034       December 31, 1993      December 31, 2008
        $2,880,756       December 31, 1994      December 31, 2009
        $3,648,749       December 31, 1995      December 31, 2010
        $4,660,613       December 31, 1996      December 31, 2011
        $2,707,112       December 31, 1997      December 31, 2017
        $  880,373       December 31, 1998      December 31, 2018
        $   33,735       December 31, 1999      December 31, 2019
        $  635,000       December 31, 2000      December 31, 2020
        $   45,000       December 31, 2001      December 31, 2021
          State
   Net Operating Loss     Year Incurred          Expiration Date

       $2,704,336      December 31, 1997              December 31, 2004
       $  879,754      December 31, 1998              December 31, 2005
       $   33,735      December 31, 1999              December 31, 2006
       $  635,000      December 31, 2000              December 31, 2007
       $   45,000      December 31, 2001              December 31, 2008


     As stated in Note 15, the State of New Jersey is currently allowing the sale of state net operating losses and research tax credits. At this time, it is undeterminable the duration of the program or the amounts that will be sold.

The Company also has tax credits related to research activities of approximately $318,000 for Federal and $130,000 for State purposes at December 31, 2001.

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31:

                                         2001                 2000
                                   --------------------------------------
Total deferred tax liabilities     $      -                  $     -
Total deferred tax assets             6,118,000             6,090,500
Total valuation allowance             6,118,000             6,090,500
                                   -------------------------------------
                                   $     -                 $     -
                                  ======================================

NOTE 4  -  DEBT:
Note payable, convertible into common stock at .30
per share, 12% interest, matured December 31, 1999,
and as of January 1, 2000, the note is in default.           $129,691
                                                           ============

Note payable - related party, issued in exchange for the cancellation of the existing $300,000 note plus accrued interest, payable in 36 monthly payments, no stated interest unless payment terms are not being met.  Interest will be computed at 15% per annum from the date the principal  payments become late.
Current maturities                                           $270,352
                                                           ============

     The note payable, ASI, contains restrictive covenants, which among other things, restrict all liens or mortgages on current and future assets, prohibit additional financing, prohibit all loans or advances to all persons or company and restrict the sale or issuance of additional capital stock, options or warrants. At December 31, 2001,with the exception of the issuance of stock, see
Note 6, management believes the covenants have been met.


NOTE 5  -  PREFERRED STOCK:

     The Company authorized ten million shares of preferred stock $.01 par value. The stock issued to ASI(as defined herein) is convertible into one share of common stock subject to adjustment and anti-dilution protection upon certain events. On November 2, 2000, the Company issued 3,649,543 shares of preferred stock in exchange for the extinguishment of debt to ASI. The total debt extinguished amounted to $2,990,292 which included operating advances, management fees, notes payable and accrued interest.


NOTE 6  -  COMMITMENTS AND CONTINGENCIES:

     During 2000, the Company was involved with various lawsuits regarding outstanding delinquent liabilities incurred in the ordinary course of business. As of the date of the financial statements, these lawsuits have been settled for the amount of the obligation recorded with various terms. These amounts are recorded on the accompanying December 31, 2001 balance sheet.

    On December 31, 2001, the Company issued 75,000 shares of its common stock to a former consultant of the Company, as compensation for services. The shares were valued based on fair market value on that date, and are included in this financial statement at $3,750. The issuance of the stock caused an inadvertent default of a covenant of its agreements with ASI. The Company will seek a waiver of such default although there can be no assurance that a waiver can be agreed upon. If the Company does not receive a waiver of such default or is not able to cure such defect in accordance with the term of its agreements, ASI will have the right to accelerate the payment of its note in full, or ASI may apply the collateral described in the Security Agreement to the payment of the amount due to it by Paperclip. The Company does not have the funds available to pay such amount. If ASI were to exercise its rights under its agreements, it would have a material adverse effect on the Company.

NOTE 7  -  LEASES:

     The Company leases its office space under a non-cancelable operating lease. Rent expense was approximately $51,600 and $99,800 for the years ended December 31, 2001 and 2000, respectively. On November 15, 2000, the Company negotiated a new five-year lease for smaller office space.

Future minimum rental payment required under these leases are as follows:
   Year Ended December 31,
--------------------------
    2002                     $ 54,000
    2003                       54,000
    2004                       54,000
    2005                       47,250
                             ---------
                             $209,250
                             =========

     The Company has two operating leases for office equipment. Lease expense amounts to approximately $4,000 and $1,130 for the years ended December 31, 2001 and 2000, respectively. Future minimum lease payments under these agreements are as follows:

   Year ended December 31,
   -----------------------
               2002                                       $3,996
               2003                                        3,996
               2004                                        3,400
               2005                                          637
                                                        ---------
                                                         $12,037
                                                        =========
NOTE 8  -  TROUBLED DEBT RESTRUCTURING:

     In January, 1997, the Company signed a letter of intent with Access Solutions International, Inc. (ASI) for the sale of the Company's assets and assumption of certain liabilities in exchange for ASI stock. The negotiations of the sale continued through August 24, 1998 at which time ASI terminated all negotiations of a merger. During these negotiations, ASI loaned the Company $300,000 at 12% interest which is convertible into common stock at $.25 per share at the option of ASI. The Company also entered into a management agreement with ASI for a fee of $50,000 per month up to $300,000 and then $1 per month thereafter. This agreement was terminated in October 1998. In addition, ASI billed the Company for various ordinary business expenses that the Company incurred and ASI paid on the Company's behalf.On November 2, 2000, the Company negotiated with ASI to convert $2,990,292 in advances, management fees and accrued interest collectively, into 3,649,543 shares of preferred stock (see
Note 5). In addition, the Company negotiated with ASI to substitute an existing promissory note dated January 29, 1997 for $300,000 plus accrued interest with a new note for $405,530, (see Note 4).

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
                                         10

NOTE 9  -  EMPLOYMENT AGREEMENT:

     Effective January 2000, the Company entered into an employment agreement with Michael Bridges, the Company's President who is also a member of the Board of Directors. The term is for three years, subject to automatic one-year extensions and early terminations at an initial base salary of $107,800. The agreement also provides for options to purchase 400,000 shares of common stock at $0.25 per share with immediate vesting, which was subsequently granted at the fair market value of the Company's stock at the time of issuance which was $.25 per share. In addition, the agreement has specific clauses not limited to covenants not to compete with company's product line, solicitation of employees of the Company upon termination and a severance package for six months if there is a transfer of control of 50% or more.

NOTE 10  -  CONCENTRATION OF RISK:

     The Company maintains its cash balances and certificates of deposit at two financial institutions. These accounts are insured by the FDIC (Federal Deposit Insurance Corporation) up to $100,000. The Company routinely maintains balances in excess of $100,000 in the ordinary course of business.

     Sales to one major customer for the year ended December 31, 2001 were approximately 19%. Sales to two major customers for the year ended December 31, 2000 were approximately 17%, and 14%.

     Three customers make up 72% and 45% of accounts receivable at December 31, 2001 and 2000, respectively.

NOTE 11  -  GOING CONCERN:

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of December 31, 2001, current liabilities exceed current assets by $1,649,209 and total liabilities exceed total assets by $1,606,016. These factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is continuing to develop and market its products. In addition, management has taken steps to aggressively cut costs. During 2000, the Company signed a new five-year lease which reduced rent expense by $48,200 per year. As discussed in Notes 5 and 8, the Company has reduced its existing liabilities through the issuance of preferred stock. As discussed in Note 15, management will continue to sell State net operating losses and research tax credits in order to provide cash flow if the State of New Jersey continues this program. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12  -  MAJOR CUSTOMERS:

     The Company sells its products primarily through mass distributors and approximately 30 independent VARS. The VARS sell and install these products at end user sites. Sales to one major customer for the year ended December 31, 2001 were approximately 19%. Sales to two major customers for the year ended December 31, 2000 were approximately 17% and 14%.
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

     Stock option transactions for the 1993 Stock Option Plan are summarized as follows:

                                         Year Ended December 31,
                                            Exercise             Exercise
                                    2001     Price      2000     Price
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
                                 =======================================

     As of December 31, 2001, and as of December 31, 2000, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

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

Stock option transactions for the 1995 Stock Option Plan are summarized as follows:


                                   Year Ended December 31,
                                        Exercise             Exercise
                                2001      Price        2000    Price
                           ----------------------------------------------
Outstanding, beginning of
year                         3,219,842  $.06-2.50      962,163  $.08-2.50
Granted                          -      $.12-.25     2,517,700   .12-.25
Exercised                        -          -             -         -
Canceled or expired            (81,500)  .25-2.375    (260,021)  .06-.41
                           ----------------------------------------------
Outstanding, end of year     3,138,342   $.06-2.50   3,219,842  $.06-2.50
                           ==============================================

As of December 31, 2001 and 2000, 3,219,842 options were exercisable at prices ranging from $.06 to $2.50 per share, respectively.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for stock-based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. The average fair value of options granted during 2000 was $.10.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $.07 and $.10 in 2001 and 2000, respectively, and the following weighted average assumptions; risk-free interest rate of 5.0% in 2001, volatility of 75% for 2001, and dividend yield of 0% for 2000.


NOTE 14  -  WARRANTS:

     As part of the prospectus dated August 9, 1995, the Company issued 3,599,500 shares of common stock with a Class A warrant attached. The common stock with the warrant was only sold in pairs, but were separately transferable immediately after the closing of the offering. Each Class A warrant entitles the registered holder thereof to purchase one share of common stock at a price of $3.125, subject to adjustment at any time, until five years from the effective date of the prospectus. The warrants were to expire on August 9, 2000, but through a Board of Directors resolution, the date was extended one year to August 9, 2001, and they expired on that date.

NOTE 15  -  INCOME FROM SALE OF TAX CREDITS:

     In June 1999, the State of New Jersey passed legislation allowing small businesses to sell State of New Jersey Net Operating Loss and Research Tax credit carryforwards to companies that could utilize the losses. The Company was authorized to sell $2,609,800 and $5,204,967 of State net operating losses from 1992 to 1997 for the years ending December 31, 2001 and 2000, respectively. The net proceeds to the company for the sale of these net operating losses were $223,938 and $351,335 for the years ending December 31, 2001 and 2000, respectively. The Company has approximately $3,300,000 of State net operating losses and approximately $130,000 research tax credits available for future sale, if the State of New Jersey continues this program.

NOTE 16  -  RELATED PARTY TRANSACTIONS:

     Mr. William Weiss, CEO of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. During 2001 and 2000, he has assigned payment of the compensation to another company he is affiliated with. At December 31, 2001, the Company has accrued $560,000 recorded as accounts payable - related party on the balance sheet.


NOTE 17  -  ROYALTIES:

     During 2001 and 2000, the Company had licensing agreements with five vendors to distribute various software products. The agreements require royalty payments to vendors based on sales volume. At December 31, 2001, all amounts outstanding in regards to these agreements have been included in the accompanying financial statements.


NOTE 18  -  EXPORT SALES:

     Export sales were approximately 10% and 8% of the Company's net sales for the years ended December 2001 and 2000, respectively. The foreign countries that the Company primarily deals with are Indonesia, Italy, and various other European countries.


NOTE 19  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

                                             2001           2000
                                   ------------------------------------

  Cash paid for interest                 $    -           $    -
                                   ====================================

Non-Cash Investing Activities:
   Extinguishment of debt
   in exchange for preferred stock       $    -           $2,990,292
                                   ====================================
   Cancellation of note payable
   in exchange  for new note             $    -           $  405,530
                                   ====================================

    Stock issued in lieu
    of compensation                    $3,750                 $  -
                                   ====================================