Form 10QSB
period 2002-03-31
PAPERCLIP SOFTWARE INCE
filed 2002-05-15
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                        (201)329-6300
               (Issuer's telephone number)


           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  May 9, 2002
Preferred Stock, Series A               3,649,543
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2.Managements Discussion and Analysis
       of Financial Condition or Plan of Operations         5

Part II Other Information

Item 3:  Default Upon Senior Securities                     8

Item 6. Exhibits and Reports on Form 8-K                    8

Signatures                                                  9

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET - UNAUDITED
March 31, 2002
                                                          March 31,
                                                             2002
ASSETS                                                   ------------
  CURRENT ASSETS:
    Cash and cash equivalents                         $      142,154
    Accounts receivable (net of
      allowance for doubtful accounts
      of $30,000)                                            462,562
                                                         ------------
      Total Current Assets                                   604,716
                                                         ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                             51,910
    Furniture and fixtures                                   204,858
    Leasehold improvements                                    12,000
                                                         ------------
                                                             268,768
    Less- Accumulated depreciation                           248,075
                                                         ------------
      Equipment, Furniture, and Fixtures, Net                 20,693
                                                         ------------
  OTHER ASSETS                                                13,500
                                                         ------------
Total assets                                          $      638,909
                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $      903,002
    Accounts payable- related party                          590,000
    Deferred revenue                                         342,100
    Notes payable - current                                  129,691
    Notes payable - ASI, current                             135,176
                                                         ------------
      Total Current Liabilities                            2,099,969

  NOTES PAYABLE- ASI, Net of
    Current Portion                                          101,383
                                                         ------------
      Total liabilities                                    2,201,352
                                                         ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                                36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                81,965
Additional paid-in capital                                19,426,318
Accumulated deficit                                      (21,107,221)
                                                         ------------
  Total Stockholders' Deficiency                          (1,562,443)
                                                         ------------
Total liabilities and
  stockholders' deficiency                            $      638,909
                                                         ============
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2002 AND MARCH 31, 2001
UNAUDITED


                                             THREE MONTHS ENDED MARCH 31,

                                                    2002              2001
                                               ----------        ----------
NET SALES                                    $   410,486       $   299,710
                                               ----------        ----------

OPERATING EXPENSES:
Salaries and related benefits                    212,192           227,817
Research and development expenses                 71,420            70,107
Selling expenses                                  38,794            42,465
General and administrative expenses               40,607            45,190
                                               ----------        ----------
     Total operating expenses                    363,013           385,579
                                               ----------        ----------


    Income (loss) from operations                 47,473           (85,869)
                                               ----------        ----------

OTHER INCOME (EXPENSE):
Interest income                                      -               2,500
Interest expense                                  (3,900)           (3,900)
                                               ----------        ----------
      Total other income (Expense), Net           (3,900)           (1,400)
                                               ----------        ----------

NET INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                   43,573           (87,269)

Provision for income taxes                         -                   -
                                               ----------        ----------

Net income (loss)                            $    43,573       $   (87,269)
                                               ==========        ==========

INCOME (LOSS) PER COMMON SHARE               $      0.01       $     (0.01)
                                               ==========        ==========

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                             8,196,521         8,121,521
                                               ==========        ==========

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
UNAUDITED
                                                  THREE MONTHS ENDED MARCH 31,
                                                      2002             2001
                                                  ---------          ---------
OPERATING ACTIVITIES:
Net income (loss)                                $  43,573          $ (87,269)
Adjustments to reconcile net income (loss)
    to net cash used for operating activities-
Depreciation                                         9,000              9,705
(Increase) decrease in:
    Accounts receivable                           (289,099)           (38,984)
    Other assets                                                        5,742
Increase (decrease) in:
    Accounts payable and accrued expenses            6,636             23,041
    Accrued interest on convertible debt             3,900              3,900
    Accounts payable - related party                30,000             30,000
    Deferred revenues                              106,100
                                                  ---------          ---------
Net cash used for operating activities             (89,890)           (53,865)
                                                  ---------          ---------
INVESTING ACTIVITIES -- Purchases of
    equipment, furniture and fixtures                 -               (14,393)
                                                  ---------          ---------
FINANCING ACTIVITIES:
    Principal payments on note payable             (33,793)           (33,794)
     -ASI
                                                  ---------          ---------
Net cash provided by (used for)financing
     activities                                    (33,793)           (33,794)
                                                  ---------          ---------

DECREASE IN CASH                                  (123,683)          (102,052)

CASH AND CASH EQUIVALENTS
Beginning of period                                265,837            297,289
                                                  ---------          ---------
End of period                                    $ 142,154          $ 195,237
                                                  =========          =========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                          -                  -
                                                  =========          =========

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31,  2002

NOTE A -- BASIS OF PRESENTATION

     PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.) located in Hasbrouck Heights, NJ, (the "Company"), a Delaware corporation, incorporated in October, 1991,is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use its existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operation for such interim periods are not necessarily indicative of results of operation for a full year or for any other period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management's discussion and analysis of financial conditions included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE B - NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share was computed based on the weighted average number of common shares and common share equivalents outstanding if dilutive during the period.

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of March 31, 2002, current liabilities exceed current assets by $1,446,153 and total liabilities exceed total assets by $1,513,343. These factors as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

Note D - Summary of Significant Accounting Policies

     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Such risks and uncertainties include the Company's ability to successfully compete in the marketplace, to raise capital, to generate enough working capital, including through outside investments, sale of tax credits or otherwise, to fund operations and to pay its liabilities when due, to negotiate arrangements with its creditors, to generate revenue and sell tax credits, to protect its proprietary property and to attract and retain key employees. Further, the results of operation for the first quarter period are not necessarily indicative of results of operation for a full year or any other period and there can be no assurance that the Company's recent favorable revenue trends will continue. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes,"expects","anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations
Three Months Ended March 31, 2002 Compared with Three Months
Ended March 31, 2001

     Net sales of PaperClip Software, Inc. (the "Company") increased by $110,776 or 37% to $410,486 for the three months ended March 31, 2002 from $299,710 for the three months ended March 31, 2001. The increase was due to an increase in sales of its Internet Express and Intranet Express products, and an increase in revenues from customers upgrading to newer versions of the Company's products.

     Salaries and related benefits decreased by $15,625 or 7% to $212,192 for the three months ended March 31, 2002 from $227,817 for the three months ended March 31, 2001. The decrease was due to a decrease in sales personnel used to market the Company's product line.

     Research and development expenses increased by $1,313 or 2% to $71,420 for the three months ended March 31, 2002 from $70,107 for the three months ended March 31, 2001. The increase was due to purchase of software used in the Company's research and development.

     Selling expenses decreased by $3,671 or 9% to $38,794 for the three months ended March 31, 2002 from $42,465 for the three months ended March 31, 2001. The decrease resulted from the termination of an outside consultant, offset by an increase in advertising and promotion.

     General and administrative expenses decreased by $4,583 or 10% to $40,607 for the three months ended March 31, 2002 from $45,190 for the three months ended March 31, 2001. The decrease was due to lower professional fees incurred in 2002.
                                  -5-

     Other expense increased by $2,500 to $3,900 for the three months ended March 31, 2002 from $1,400 for the three months ended March 31, 2001. The increase is due to a reduction of interest income earned in 2001 on the investment of funds the Company received on the sale of tax credits in 2000.

     For the three months ended March 31, 2002, there is no provision for income taxes, as the Company has net operating losses to offset net income.

     Net income (loss) increased by $130,842 to $43,573 for the three months ended March 31, 2002 from $(87,269) for the three months ended March 31, 2001. The increase was due to an increase in revenues, and a decrease in expenses resulting from lower selling expenses and professional fees offset by adecrease in interest income.

Liquidity and Capital Resources
March 31, 2002 Compared with December 31, 2001

     As of March 31, 2002, the Company had an accumulated deficit of $21,107,221. The Company continues to incur operating losses. The Company had negative working capital of $1,514,033 and $1,495,253 as of December 31, 2001 and March 31, 2002, respectively. The decrease in negative working capital of $18,780 was due to an increase in net income for the three months ended March 31, 2002.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of March 31, 2002, the Company had aggregate liabilities in excess of $2.2 million. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities and there have been no claims made by creditors against the Company since 1999, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION

Item 3:  Default Upon Senior Securities

     On December 31, 2001, the Company issued 75,000 shares of its common stock to a former consultant of the Company as compensation for services. The issuance of the stock caused an inadvertent default of a covenant of the Company's agreements with ASI. On April 18, 2002, the Company obtained a waiver of such default from ASI.



Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits - None


                (b)     Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  May 9, 2002