Form 10QSB
period 2002-06-30
PAPERCLIP SOFTWARE INCE
filed 2002-08-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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


           Applicable only to Corporate Issuers
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  August 13, 2002
Preferred Stock, Series A               3,649,543
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2.Management's Discussion and Analysis
 or Plan of Operations                                      5

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                    8

Signatures                                                  9

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET - UNAUDITED
June 30, 2002
                                                            June 30,
                                                              2002
ASSETS                                                    ------------
  CURRENT ASSETS:
    Cash and cash equivalents                           $     139,124
    Accounts receivable (net of
      allowance for doubtful accounts
      of $30,000)                                             474,044
                                                          ------------
      Total Current Assets                                    613,168
                                                          ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              51,910
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                          ------------
                                                              268,768
    Less- Accumulated depreciation                            257,075
                                                          ------------
      Equipment, Furniture, and Fixtures, Net                  11,693
                                                          ------------
  OTHER ASSETS                                                 13,500
                                                          ------------
Total assets                                            $     638,361
                                                          ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued exp                    $     860,431
    Accounts payable- related party                           620,000
    Deferred revenue                                          497,200
    Notes payable - current                                   129,691
    Notes payable - related party, current                    135,176
                                                          ------------
      Total Current Liabilities                             2,242,498

  NOTES PAYABLE- Related Party, Net of
    Current Portion                                            56,324
                                                          ------------
      Total liabilities                                     2,298,822
                                                          ------------
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                                 36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,426,318
Accumulated deficit                                       (21,205,239)
                                                          ------------
  Total Stockholders' Deficiency                           (1,660,461)
                                                          ------------
Total liabilities and
  stockholders' deficiency                              $     638,361
                                                          ============
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  AND SIX MONTHS ENDED
JUNE 30, 2002 AND JUNE 30, 2001
UNAUDITED

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,

                                                                 2002           2001           2002           2001
                                                          ------------   ------------     ----------  -------------
NET SALES                                                    $290,804       $259,934       $701,290       $559,644
                                                          ------------   ------------     ----------  -------------

OPERATING EXPENSES:
Salaries and related benefits                                 219,224        220,792        431,416        448,609
Research and development expenses                              70,201         70,413        141,621        140,520
Selling expenses                                               23,478         36,187         62,272         78,652
General and administrative expenses                            72,019         58,575        112,626        103,765
                                                          ------------   ------------     ----------  -------------
     Total Operating Expenses                                 384,922        385,967        747,935        771,546
                                                          ------------   ------------     ----------  -------------


     LOSS FROM OPERATIONS                                     (94,118)      (126,033)       (46,645)      (211,902)
                                                          ------------   ------------     ----------  -------------

OTHER INCOME (EXPENSE):
Interest income                                                -                 779          -              3,279
Interest expense and financing costs                           (3,900)        (3,900)        (7,800)        (7,800)
                                                          ------------   ------------     ----------  -------------
      Total Other Income(Expense), net                         (3,900)        (3,121)        (7,800)        (4,521)
                                                          ------------   ------------     ----------  -------------

NET LOSS BEFORE PROVISION
 FOR INCOME TAXES                                             (98,018)      (129,154)       (54,445)      (216,423)

Provision for income taxes                                     -              -               -             -
                                                          ------------   ------------     ----------  -------------

NET LOSS                                                     ($98,018)     ($129,154)      ($54,445)     ($216,423)
                                                          ============   ============     ==========  =============

NET LOSS PER COMMON SHARE                                      ($0.01)        ($0.02)        ($0.01)        ($0.03)
                                                          ============   ============     ==========  =============

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING                                   8,196,521      8,121,521      8,196,521      8,121,521
                                                          ============   ============     ==========  =============

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
UNAUDITED
                                                          SIX MONTHS ENDED JUNE 30,
                                                              2002           2001
                                                          ------------   ------------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
  Net loss                                                   ($54,445)     ($216,423)
  Adjustments to reconcile net loss to
    net cash (used for) provided by operating activities:
      Depreciation                                             18,000         19,410
    (Increase) decrease in:
      Accounts receivable, net                               (300,581)      (117,251)
      Other assets                                             -               5,742
    Increase (Decrease) in:
      Accounts payable and accrued expenses                   (32,035)       (69,137)
      Due to related party                                     60,000         60,000
      Deferred revenue                                        261,200        207,200
                                                          ------------   ------------
      Net Cash Used for Operating Activities                  (47,861)      (110,459)
                                                          ------------   ------------
  INVESTING ACTIVITIES:
    Purchase of equipment, furniture and fixtures              -             (14,393)
                                                          ------------   ------------
  FINANCING ACTIVITIES:
    Principal payments on notes payable                       (78,852)       (67,598)
                                                          ------------   ------------
      Net cash used for provided by financing activities      (78,852)       (67,598)
                                                          ------------   ------------

  DECREASE IN CASH                                           (126,713)      (192,450)

  CASH:

    Beginning of period                                       265,837        297,289
                                                          ------------   ------------
    End of period                                            $139,124       $104,839
                                                          ============   ============
      SUPPLEMENTAL DISCLOSURE
      OF CASH FLOW INFORMATION
      Interest paid                                                $0             $0
                                                          ============   ============


PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002

NOTE A - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

     PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.) located in Hasbrouck Heights, New Jersey, ("PaperClip" or the "Company"), a Delaware corporation, incorporated in October, 1991,is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

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

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of June 30, 2002, current liabilities exceed current assets by $1,629,330 and total liabilities exceed total assets by $1,660,461. These factors as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

Note D - Summary of Significant Accounting Policies

     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.
                                    -4-

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Such risks and uncertainties include the Company's ability to successfully compete in the marketplace, to raise capital, to generate enough working capital, including through outside investments, sale of tax credits or otherwise, to fund operations and to pay its liabilities when due, to negotiate arrangements with its creditors, to generate revenue and sell tax credits, to protect its proprietary property and to attract and retain key employees. Further, the results of operation for the interim period covered by this Quarterly Report are not necessarily indicative of results of operation for a full year or any other period and there can be no assurance that the Company's recent favorable revenue trends will continue. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and notes thereto as well as the unaudited June 30, 2002 condensed financial statements and notes thereto.

     Three Months and Six Months Ended June 30, 2002 Compared with Three Months and Six Months Ended June 30, 2001

     Net sales of PaperClip increased by $30,870 or 11.88% to $290,804 for the three months ended June 30, 2002 from $259,934 for the three months ended June 30, 2001 and increased by $141,646 or 25.31% to $701,290 for the six months ended June 30, 2002 from $559,644 for the six months ended June 30, 2001. The increase was due to an increase in sales of its Mini Juke Box, Internet Express and Intranet Express products, and an increase in revenues from customers upgrading to newer versions of the Company's products.

     Salaries and related benefits decreased by $1,568 or .71% to $219,224 for the three months ended June 30, 2002 from $220,792 for the three months ended June 30, 2001 and decreased by $17,193 or 3.83% to $431,416 for the six months ended June 30, 2002 from $448,609 for the six months ended June 30, 2001. The decrease was due to a decrease in sales personnel used to market the Company's product line, as well as general office personnel.

     Research and development expenses decreased by $212 to $70,201 for the three months ended June 30, 2002 from $70,413 for the three months ended June 30, 2001 and increased by $1,101 or .78% to $141,621 for the six months ended June 30, 2002 from $140,520 for the six months ended June 30, 2001. The increase was due to purchase of software used in the Company's research and development.

     Selling expenses decreased by $12,709 or 35.12% to $23,478 for the three months ended June 30, 2002 from $36,187 for the three months ended June 30, 2001 and decreased by $16,380 or 20.83% to $62,272 for the six months ended June 30, 2002 from $78,652 for the six months ended June 30, 2001. The decrease resulted from the termination of an outside consultant, offset by an increase in advertising and promotion.

     General and administrative expenses increased by $13,444 or 22.95% to $72,019 for the three months ended June 30, 2002 from $58,575 for the three months ended June 30, 2001 and increased by $8,861 or 8.54% to $ 112,626 for the six months ended June 30, 2002 from $103,765 for the six months ended June 30, 2001. The increase was due to an increase in professional fees.

     Other income(expense) decreased by $779 or 24.96% to ($3,900) for the three months ended June 30, 2002 from ($3,121) for the three months ended June 30, 2001 and decreased by $3,279 or 72.53% to ($7,800)for the six months ended June 30, 2002 from ($4,521) for the six months ended June 30, 2001. The decrease is due to a lack of interest income earned in 2002 compared to interest income earned in 2001 on the investment of funds the Company received from the sale of tax credits in 2000.

     For the three and six months ended June 30, 2002, there is no provision for income taxes, as the Company has net operating losses to offset net income.

     Net loss decreased by $31,136 to ($98,018) for the three months ended June 30, 2002 from ($129,154) for the three months ended June 30, 2001 and decreased by $161,978 to ($54,445) for the six months ended June 30, 2002 from ($216,423)
for the six months ended June 30, 2001. The decrease was due to an increase in revenues, and a decrease in expenses resulting from lower selling expenses and salaries offset by a decrease in interest income.

Liquidity and Capital Resources

June 30, 2002 Compared with December 31, 2001

     As of June 30, 2002, the Company had an accumulated deficit of $21,205,239. The Company continues to incur operating losses. The Company had negative working capital of $1,629,330 and $1,514,033 as of June30, 2002 and December 31, 2001, respectively. The increase in negative working capital of $115,297 was due to the net loss for the six months ended June 30, 2002.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of June 30, 2002, the Company had aggregate liabilities approximating $2.3 million. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities and there have been no claims made by creditors against the Company since 1999, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of amounts due to them and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

PART II
OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a)          Exhibits -
     99.1:Certification by the Chief Executive Officer (and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                (b)     Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the three months ended June 30, 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  August 14, 2002

EXHIBIT 99.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     the information contained in the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 14, 2002                     BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer