Form 10QSB
period 2002-09-30
PAPERCLIP SOFTWARE INCE
filed 2002-11-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Class                                  November 11, 2002
Preferred Stock, Series A               3,649,543
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2.Management's Discussion and Analysis
       or Plan of Operations                                5

Item 3. Control and Procedures                              7

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                    8

Signatures                                                  9

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET - UNAUDITED
September 30, 2002
                                                          September 30,
                                                              2002
ASSETS                                                    ------------
  CURRENT ASSETS:
    Cash and cash equivalents                          $      329,146
    Accounts receivable (net of
      allowance for doubtful accounts
      of $55,000)                                             184,987
                                                          ------------
      Total Current Assets                                    514,133
                                                          ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              51,910
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                          ------------
                                                              268,768
    Less- Accumulated depreciation                            257,675
                                                          ------------
      Equipment, Furniture, and Fixtures, Net                  11,093
                                                          ------------
  OTHER ASSETS                                                 13,500
                                                          ------------
Total assets                                           $      538,726
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses              $      868,411
    Accounts payable- related party                           650,000
    Deferred revenue                                          364,800
    Notes payable - current                                   129,691
    Notes payable - ASI, current                              157,706
                                                          ------------
      Total Current Liabilities                             2,170,608
                                                          ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                                 36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,426,318
Accumulated deficit                                       (21,176,660)
                                                          ------------
  Total Stockholders' Deficiency                           (1,631,882)
                                                          ------------
Total liabilities and
  stockholders' deficiency                             $      538,726
                                                          ============
    See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND  NINE MONTHS ENDED
SEPTEMBER  30, 2002 AND SEPTEMBER 30, 2001
UNAUDITED
                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                2002          2001          2002        2001
                                             ----------   ------------   ----------  ----------
NET SALES                                  $   382,117  $     212,791  $ 1,083,407 $   772,435
                                             ----------   ------------   ----------  ----------

OPERATING EXPENSES:
Salaries and related benefits                  185,039        200,042      616,455     648,651
Research and development expenses               78,951         65,424      220,572     205,944
Selling expenses                                43,036         57,304      105,308     135,956
General and administrative expenses             42,712         47,013      155,338     150,778
                                             ----------   ------------   ----------  ----------
     Total operating expenses                  349,738        369,783    1,097,673   1,141,329
                                             ----------   ------------   ----------  ----------


   Income (loss) from operations                32,379       (156,992)     (14,266)   (368,894)
                                             ----------   ------------   ----------  ----------

OTHER INCOME (EXPENSE):
  Interest income                                  -             -             -         3,279
  Interest expense                              (3,800)        (3,900)     (11,600)    (11,700)
                                             ----------   ------------   ----------  ----------
    Total Other Income (Expense), Net           (3,800)        (3,900)     (11,600)     (8,421)
                                             ----------   ------------   ----------  ----------


NET INCOME (LOSS)                          $    28,579  $    (160,892) $   (25,866)$  (377,315)
                                             ==========   ============   ==========  ==========

BASIC LOSS PER COMMON SHARE                $      0.00  $       (0.02) $     (0.00)$     (0.05)
                                             ==========   ============   ==========  ==========

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                           8,196,521      8,121,521    8,196,521   8,121,521
                                             ==========   ============   ==========  ==========

  See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
UNAUDITED
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                              2002          2001
                                                          ------------   ----------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
  Net loss                                                   ($25,866)   ($377,315)
  Adjustments to reconcile net loss to
    net cash (used for) provided by operating activities:
      Depreciation                                             18,600       29,115
    (Increase) decrease in:
      Accounts receivable, net                                (11,524)      43,370
      Other assets                                                           5,742
    Increase (Decrease) in:
      Accounts payable and accrued expenses                   (35,655)     (92,634)
      Accrued interest on convertible note                     11,600       11,700
      Accounts payable - related party                         90,000       90,000
      Deferred revenue                                        128,800      134,200
                                                          ------------   ----------
      Net Cash Provided by (Used for) Operating Activities    175,955     (155,822)
                                                          ------------   ----------
  INVESTING ACTIVITIES:
    Purchase of equipment, furniture and fixtures                   0      (14,393)
                                                          ------------   ----------
  FINANCING ACTIVITIES:
    Principal payments on notes payable-ASI                  (112,646)     (90,128)
                                                          ------------   ----------
      Net cash (used for) provided by financing activities   (112,646)     (90,128)
                                                          ------------   ----------

  INCREASE (DECREASE) IN CASH                                  63,309     (260,343)

  CASH:

    Beginning of period                                       265,837      297,289
                                                          ------------   ----------
    End of period                                            $329,146      $36,946
                                                          ============   ==========
      SUPPLEMENTAL DISCLOSURE
      OF CASH FLOW INFORMATION
      Interest paid                                                $0           $0
                                                          ============   ==========

    See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

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

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of September 30, 2002, current liabilities exceed current assets by $1,656,475 and total liabilities exceed total assets by $1,631,882. These factors as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

Note D - Summary of Significant Accounting Policies

     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2001 Form 10-KSB.
                                    -4-

Item 2.
PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and notes thereto as well as the unaudited September 30, 2002 condensed financial statements and notes thereto.

     Three Months and Nine Months Ended September 30, 2002 Compared with Three Months and Nine Months Ended September 30, 2001

     Net sales of PaperClip increased by $169,326 or 79.57% to $382,117 for the three months ended September 30, 2002 from $212,791 for the three months ended September 30, 2001 and increased by $310,972 or 40.26% to $1,083,407 for the nine months ended September 30, 2002 from $772,435 for the nine months ended September 30, 2001. The increase was due to an increase in sales of its Intranet Express products, and an increase in revenues from customers upgrading to newer versions of the Company's products.

     Salaries and related benefits decreased by $15,003 or 7.50% to $185,039 for the three months ended September 30, 2002 from $200,042 for the three months ended September 30, 2001 and decreased by $32,196 or 4.96% to $616,455 for the nine months ended September 30, 2002 from $648,651 for the nine months ended September 30, 2001. The decrease was due to a decrease in sales personnel used to market the Company's product line, as well as general office personnel.

     Research and development expenses increased by $13,527 or 20.68% to $78,951 for the three months ended September 30, 2002 from $65,424 for the three months ended September 30, 2001 and increased by $14,628 or 7.10% to $220,572 for the nine months ended September 30, 2002 from $205,944 for the nine months ended September 30, 2001. The increase was due to purchase of software used in the Company's research and development.

     Selling expenses decreased by $14,268 or 24.90% to $43,036 for the three months ended September 30, 2002 from $57,304 for the three months ended September 30, 2001 and decreased by $30,648 or 22.54% to $105,308 for the nine months ended September 30, 2002 from $135,956 for the nine months ended September 30, 2001. The decrease resulted from the termination of an outside consultant.

     General and administrative expenses decreased by $4,301 or 9.15% to $42,712 for the three months ended September 30, 2002 from $47,013 for the three months ended September 30, 2001 and increased by $4,560 or 3.02% to $155,338 for the nine months ended September 30, 2002 from $150,778 for the nine months ended September 30, 2001. The increase was due to an increase in professional fees.

     Other income(expense) decreased by $3,179 or 37.75% to ($11,600) for the nine months ended September 30, 2002 from ($8,421) for the nine months ended September 30, 2001. The decrease is due to a lack of interest income earned in 2002 compared to interest income earned in 2001 on the investment of funds the Company received from the sale of tax credits in 2000.

     For the three and nine months ended September 30, 2002, there is no provision for income taxes, as the Company has net operating losses to offset net income.

     Net loss decreased by $189,471 or 117.76% to produce net income of $28,579 for the three months ended September 30, 2002 from ($160,892) for the three months ended September 30, 2001 and decreased by $351,449 or 93.14% to ($25,866) for the nine months ended September 30, 2002 from ($377,315) for the nine months ended September 30, 2001. The decrease was due to an increase in revenues, and a decrease in expenses resulting from lower selling expenses and salaries offset by a decrease in interest income.

Liquidity and Capital Resources

September 30, 2002 Compared with December 31, 2001

     As of September 30, 2002, the Company had an accumulated deficit of $21,176,660. The Company continues to incur operating losses, but did produce net income of $28,579 for the three months ended September 30, 2002. The Company had negative working capital of $1,656,475 and $1,649,209 as of September 30, 2002 and December 31, 2001, respectively. The increase in negative working capital of $7,266 was due to the net loss for the nine months ended September 30, 2002, and the payment of note payable to ASI, offset by an increase in deferred revenues and accounts payable due to a related party.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of September 30, 2002, the Company had aggregate liabilities approximating $2.2 million. The Company does not have sufficient working capital to satisfy such liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the long-term payment of its liabilities and there have been no claims made by creditors against the Company since 1999, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of amounts due to them and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

Item 3. Control and Procedures

     The Chief Executive Officer/Chief Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II
OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a)          Exhibits -
     99.1:Certification by the Chief Executive Officer (and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                (b)     Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the three months ended September 30, 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Chief
        Financial Officer



Date:  November 13, 2002

EXHIBIT 99.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     the Quarterly Report on Form 10-QSB of the Company for the nine months ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     the information contained in the Quarterly Report on Form 10-QSB of the Company for the nine months ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 13, 2002                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Chief Financial Officer