Form 10KSB
period 2002-12-31
PAPERCLIP SOFTWARE INCE
filed 2003-03-31
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


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

Title of each class: None             Name of exchange on which registered:N/A

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The issuer's revenue for the fiscal year ended December 31, 2002 was $1,443,797. As of March 18, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $473,700 (based on the average of the OTC Bulletin Board bid and asked price on March 18, 2003). As of March 18,2003, there were 8,196,521 shares of the registrant's common stock outstanding.


Documents Incorporated by Reference: None. Transitional Small
Business  Disclosure  Format  (check  one):  Yes  ___ No X



     Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, product development or enhancements, the Company's ability to generate sufficient cash flow from the sale of its products and its tax losses to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees. In addition,certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts.

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  Description of Business.

INTRODUCTION

     PaperClip Software, Inc. formerly known as PaperClip Imaging Software, Inc. (the "Company" or "PaperClip"), a Delaware corporation, is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private intranet with interoperability, security and tracking capabilities. The Company is the successor by merger, in March 1992, to the original company which had been incorporated in New Jersey in October 1991.



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

     The Company developed and markets a line of software consisting of Professional, Workgroup and Enterprise Editions (the "Systems"). The Company also markets PaperClip COLD, which captures batch file information before it goes to paper and allows expeditious access, retrieval, full text searching and printing of COLD documents. "COLD" refers to Computer Output to Laser Disk, which relates to documents that are archived in large volumes of formatted data streams directly to optical media. Instead of printing large paper reports or producing microfilm or microfiche, data is stored on optical disks.

     The Company developed its WebServer(TM) Product, which is an add-on to the Systems. This product provides full security for documents stored on a PaperClip System, enables users to make the documents available to anyone with a Web Browser and makes a user's document repository accessible via the Internet or a private intranet. In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line. The Company offers NOSS as part of its systems as well as a stand-alone product. The Company has developed the next generation of the NOSS product, which has been deployed on the Microsoft Windows NT server platform. The Company markets the Systems and associated products domestically (i) through a mass distributor, Z Source, which sells to a value added reseller ("VAR") channel that currently consists of approximately 25 resellers and (ii) directly through such VARs. The Company markets its products internationally through approximately 5 VARs.

Industry Background

     Many businesses must manage, exchange and process large amounts of information in their day to day activities. Traditional data processing systems have automated the creation and processing of data and text, but they do not provide a means for storing and retrieving documents that must be retained in their original form and used in conjunction with the data.

     The greatest difficulty in dealing with paper documents is filing, storing and retrieving them conveniently and cost-effectively. In the course of performing these tasks manually, critical documents can be inadvertently misfiled, physically damaged, or lost. Manual handling is inefficient because documents can only be used by one person at a time and are also inaccessible during the time required to transport them within the organization. Moreover, significant time and resources are often spent storing and locating documents in large filing systems. With the public acceptance of document management and, more importantly, the imaged document as an original document, exchanging electronic documents is a marketing opportunity.

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

     The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services. The Company's principal products are the Professional, Workgroup and Enterprise Editions, as well as the Internet Express and eXpressLink products (as described below). In 2000, the Company developed 4 new products, Internet Express ("IE"), eXpressLink ("XL"), WebServer and DECS (Document EDI Capture Suite), and continued to further enhance its existing products. InternetExpress is an extranet designed to exchange electronic documents as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of Electronic Document Exchange ("EDX") packages across the Internet. IE has expanded to four delivery options, IE Client, Secure Email, Secure Hosting, and Secure Fax. eXpressLink is designed to exchange electronic documents among organizations that are members of the same private intranet and connect to IE. The Company provides XL as a product, not a service. This product expands the user's communications options while maintaining a consistent interface to a user's document management solution. WebServer allows users across the World Wide Web to retrieve documents and conduct simple workflow tasks from their thin client browser. DECS is a remote electronic document EDX packaging system that provides scanning, printing, filing and Electronic Data Interchange ("EDI") capture producing capabilities, and creates EDX Packages for IE, XL, the Systems and/or any EDX compliant solution. There can be no assurance that the Company's products will achieve market acceptance or result in revenue to the Company. In 2001 the Company released a new product called Clip-It, a toolkit leveraging the Company's award winning technology for no programming integration.


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

Professional Edition

     The Professional Edition allows users to create "folders" of Documents and attach or "clip" them to their existing application software. The additional features available include the ability to scan, index, retrieve, display, print, fax, import and export Documents. Storage of Documents is on multiple forms of media and, in addition, enables the user to store Documents on a large variety of optical disk and "jukebox" storage devices. A "jukebox" is a mechanical device which allows for multiple optical disk platters or tapes to be managed and accessed by software. This allows the storage of millions of Documents while maintaining a high level of performance. The Professional Edition works in conjunction with SQL database products from Microsoft and Sybase.


Workgroup Edition

      Workgroup   Edition  provides  users  with  all  of  the  features  of
Professional Edition, and allows users to perform all of the functions at the same time, as well as to route Documents and folders to other users on a network.

Enterprise Edition

     Enterprise Edition provides all the features of the Workgroup Edition and provides for Wide Area Network operation using a client/server architecture. The significant difference provided to users by the Enterprise Edition are the improved performance in networks with more than 20 users and the ability to manage a greater number of folders and documents. To operate Enterprise Edition, the user is required to obtain a license, which is readily available from various third parties, for the desired SQL server. The Enterprise Edition is suited to large departmental and enterprise installations. The Company presently offers its Enterprise Edition to work in conjunction with SQL Servers from Microsoft, Sybase and Oracle.


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

Expresslink Communications

     PaperClip's eXpressLink (XL) is an electronic document package exchange solution designed to interconnect dissimilar Electronic Document Management solutions whereby they can exchange documents similar to electronic data interchange (EDI). Designed to transport electronic document packages across the corporate Intranet or Internet providing interoperability, security and tracking. Utilizing the public standard Electronic Document eXchange version 2.0 for packaging electronic documents, any EDX V2.0 compliant system can connect to the XL Server seamlessly with no programming. A Company can now connect company workflow and integrate dissimilar document management solutions to business partners and branch offices attached to the corporate Intranet or Internet. XL significantly reduces document processing costs. Standards driven, XL cuts cost and reduces time to process.


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

     The Company has a sales force of five persons. While management will attempt to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.


Value Added Reseller Network

     To date, revenue sources are approximately evenly divided between VAR sales and internal services. The Company currently has approximately 25 VARs, of which approximately 22 VARs are in the United States and approximately 3 are abroad.

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


Customers And Sales

     The Company had net sales of $1,443,797 in 2002 and $1,249,285 in 2001. Image Tek, a VAR, and BISYS, a direct customer, accounted for 16% and 16%, respectively, of the Company's sales in 2002. Image Tek accounted for 19% of the Company's sales in 2001. Two customers represented 48% of accounts receivable at December 31, 2002, and three customers represented 72% of accounts receivable at December 31, 2001.


Customer Support And Service

     The Company presently provides telephone support to its VARs. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Workgroup, Enterprise and Professional Editions, which are provided by telephone support directly from the Company's technical support center.


Product Development

     At present, the Company's systems are being developed by a combination of in house staff and, when necessary, outside consultants. PaperClip expended approximately $288,335 and $270,309 on research and development in 2002 and 2001, respectively.

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

     There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, Hyland Software and Optika Imaging Systems Incorporated. The Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. and IBM Corporation. Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. Nor can there by any assurance that new companies will not introduce new systems with better features and functions than the Systems. There are a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. Significant email based competitors United Parcel Service and Pitney Bowes recently departed the market, stating that the market requires industry customization to be truly effective and that is beyond our scope. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange. Intellisys provides a central repository and sells retrieval and communications with selected carriers as their service. It contracts with the smaller brokers where outsourcing to the broker makes more sense. PaperClip's document management customers are the larger volume brokers. Intellisys is an Internet Express customer.

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

Employees

     As of March 18, 2003, the Company's full-time staff of 12 includes 4 employees engaged in development and systems testing, 5 engaged in sales, marketing and technical support, 1 in Business Services and 2 engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company intends to utilize consultants to supplement its systems development, sales and marketing efforts, when necessary.

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


Recent Developments

     On November 12, 1997, the Company and Access Solutions International, Inc. ("Access" or "ASI") entered into a definitive Merger Agreement (the "Merger Agreement") which provided that the Company would merge with and into a newly formed wholly-owned subsidiary of Access. The merger consideration to be paid to the Company was 1,544,438 shares of the common stock of Access plus an equivalent number of Class B Warrants. Concurrent with the execution of the Merger Agreement, the Company and Access also entered into a Management Agreement pursuant to which Access assumed control of the day-to-day operations of the Company and advanced funds to the Company pending the closing of the transactions contemplated by the Merger Agreement (the "Management Agreement").

     In August 1998, Access terminated the Merger Agreement in accordance with its terms due to the failure by Access to satisfy the financing condition contained in the Merger Agreement. The Management Agreement was terminated in October 1998. In November 2000, the Company and Access entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to the Management Agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Pursuant to the Purchase Agreement, Access also agreed to waive unpaid management fees in the amount of $300,000 owed to Access by the Company. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement (the "Agreement"), dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of the promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims, including, but not limited to, claims under the Merger Agreement, Management Agreement and Old Note. Pursuant to the New Note issued to Access in November 2000, the Company was required to repay the $405,530 principal amount over a 36-month period. There was no interest on the New Note unless the Company did not pay principal when due.

     On March 20, 2003, Access sold the Series A Preferred Stock to William Weiss, the Company's Chief Executive Officer ("Weiss") for an aggregate of $106,986.29. In addition, on March 20, 2003, the Company and Access entered into an agreement (the "Note Repayment Agreement"), pursuant to which the Company paid Access an amount equal to $101,382.48 as payment in full of all obligations arising under the New Note. The remaining principal amount on the New Note immediately prior to its satisfaction was $135,176.64. Pursuant to the Note Repayment Agreement, the parties also terminated that certain Security
Agreement, dated as of January 29, 1997 (the "Security Agreement"), which had secured the payments of all amounts due under the New Note, and the parties released each other from certain claims, including claims under the New Note and the Security Agreement.

     Since the termination of the Management Agreement in October 1998, the Company has had no sources of capital other than revenues from sales of its products and the sale of New Jersey tax credits. From January 1998 to March 2000, the Company did not have the funds necessary to pay for the audits of its statements or file reports required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and operated on a subsistence basis.

     In June 2000, the Company entered the residential mortgage industry. The Company's solutions have been successful in the broker business and secondary market. In July 2000, Sovereign Bank began utilizing the Company's hosting services for the processing of secondary mortgage transactions. The Company at the end of fiscal year 2002 released its mortgage customization module called Mortgage Information Profile Process (MIPP). This module reflects current mortgage standards, best practices and leverages electronic document exchange.

     In June 2002, the Company expanded the delivery means of Internet Express to include secure email, secure hosting and secure fax. These service extensions have resulted in meeting our customers' needs while expanding our revenue base. Secure email has been well received, filling a void left when United Parcel Service (UPS) exited the email delivery market in September 2002. The Company's communication solutions support over a million documents per month currently.

     In September 2002, the Company joined Anoto, Inc. as a development partner applying Anoto functionality to the document management industry and specifically to life insurance and mortgage vertical applications. The Company during November 2002 launched several initiatives targeting the Life Insurance ACORD Unified Part One Application and the Mortgage MISMO's SmartDoc XHTML standards. In addition, The Company has recently passed several security audits from customers concerning HIPAA compliance as a trusted entity.

     In 1999, 2000, 2001 and 2002, the Company applied for a Technology Tax Certificate with the State of New Jersey Economic Development Authority. The program allowed the Company to sell its New Jersey tax losses to a New Jersey company that could utilize the losses. The Company received approximately $351,000 in 2000, $223,000 in 2001 and $191,000 in 2002, respectively, from selling a portion of its losses. The Company intends to file in 2003 to sell additional tax losses of up to approximately $1.9 million , which could result in net proceeds to the Company of approximately $130,000. Due to the budget deficit for the State of New Jersey, this program may be cancelled, and there can be no assurance if or when the Company will receive such amount. In addition, there can be no assurance that the Company will receive sufficient funds to pay its creditors, file required documents with the Securities Exchange Commission and maintain its existence.

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

ITEM 3.  Legal Proceedings.

     In 2002 the Company settled a copyright infringement suit against Tokairo LTD, a UK Company, by receiving a payment of $62,500.

     The Company is not a party to any material pending legal proceedings.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

     No matters were  submitted to a vote of security  holders during 2002.

                                     PART II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

                    Common                              Class A
                     Stock                              Warrants


2002              High     Low                       High     Low
First             0.05     0.02                      (Warrants Expired 8/9/01)
Second            0.19     0.03
Third             0.07     0.02
Fourth            0.07     0.03

2001              High      Low                      High      Low
First             0.25     0.06                      0.00     0.001
Second            0.12     0.02                      0.01     0.005
Third             0.12     0.07                      0.00     0.005
Fourth            0.08     0.05                      (Warrants Expired 8/9/01)

     The above prices per share were the bid prices during such periods as reported by Bloomberg News Service for OTC market quotations. Such quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company's securities are presently traded on the OTC Bulletin Board. As of December 31, 2002, there were approximately 700 holders of record of the Company's shares of Common Stock. The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock Certificate of Designation restricts the declaration, payment and setting aside of any dividends without the consent of the holders of the Requisite Percentage (as defined in such Certificate) of Series A Preferred Stock.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net sales of Paperclip increased by $194,512 or 16% to $1,443,797 for the year ended December 31, 2002 from $1,249,285 for the year ended December 31, 2001. The increase was due to an increase in sales of its Intranet
Express products and an increase in revenues from customers upgrading to newer versions of the Company's products.

     Salaries and related benefits decreased by $67,735 or 8% to $794,286 for the year ended December 31, 2002 from $862,021 for the year ended December 31, 2001. The decrease was due to a decrease in sales personnel used to market the Company's product line, as well as general office personnel.

     Research and development expenses increased by $18,026 or 7% to $288,335 for the year ended December 31, 2002 from $270,309 for the year ended December 31, 2001. The increase was due to purchase of software used in the Company's research and development.

     Selling expenses decreased by $56,395 or 29% to $135,865 for the year ended December 31, 2002 from $192,260 for the year ended December 31, 2001. The decrease resulted from the termination of an outside consultant.

     General and administrative expenses increased by $14,923 or 8% to $196,447 for the year ended December 31, 2002 from $181,524 for the year ended December 31, 2001. The increase was due to an increase in professional fees.

     Provision for income taxes increased by $11,900, due to the suspension by the State of New Jersey of the utilization of net operating losses carryforward in 2002 and 2003.

     Other income decreased by $36,051 to $175,566 for the year ended December 31, 2002 from $211,617 for the year ended December 31, 2001. The decrease is primarily due to a decrease in amounts realized from the sale of tax credits in 2002 as compared to 2001.

     Net income increased by $237,742 to $192,530 for the year ended December 31, 2002 from $(45,212) for the year ended December 31, 2001. The increase was due to an increase in revenues, a decrease in expenses resulting from lower selling expenses and salaries offset by a decrease in the sale of tax credits and an increase in the provision for income taxes. During 2001, the Company had signed a new five-year lease which reduced rent expense by $48,200 per year.

LIQUIDITY AND CAPITAL RESOURCES
     For the year ended December 31, 2002, the Company's net income was $192,530. For the year ended December 31, 2001, the Company's operations resulted in a net loss of $45,212. As of December 31, 2002, the Company had an accumulated deficit of $20,958,264. Although the Company reported a modest operating income during fiscal year 2002, the Company may in the future incur operating losses. The Company had negative working capital of $1,442,685 and $1,649,209 as of December 31, 2002 and December 31, 2001, respectively. The decrease in negative working capital of $206,524 was due to a reduction in expenses and an increase in sales. As a result of these factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, the report of the independent public accountants contains explanatory language as to the Company's ability to continue as a going concern.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of December 31, 2002, the Company had aggregate liabilities in excess of $2.0 million. Such amount of aggregate liabilities includes (i) $392,900 in annual support contracts, which are recorded as deferred revenue for accounting purposes and pro-ratably reclassified to sales as such contracts expire and income is earned,
(ii) $665,000 owed to the Company's Chief Executive Officer for deferred salary,
(iii) a $135,177 note payable that was satisfied in full on March 20, 2003 through a payment of $101,382.48 and (iv) $768,976 in accounts payable and accrued expenses, of which approximately $150,000 - $200,000 consisted of accounts payable that arose over six years ago. In view of the Company's liquidity constraints, the Company has not made payments with respect to such accounts payable referenced in (iv) above, and the creditors relating to such accounts payable have not sought payment over the last several years. The
Company does not have sufficient working capital to satisfy its remainder liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the deferred payment of its liabilities, and was able to negotiate a settlement agreement with Access, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

     At December 31, 2002, the Company had net Federal operating loss carry forwards ("NOL") of approximately $20,200,000 for financial reporting purposes. Due to losses sustained by the Company for both financial and tax reporting through 2001, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a full valuation allowance. The Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized $623,135, $ 351,335, $223,000 and $191,000 in 1999, 2000, 2001 and 2002 respectively, from the sale of some of its New Jersey net operating losses and research tax credits. The Company intends to file in 2003 to sell additional tax losses of up to approximately $1.9 million which could result in net proceeds to the Company of approximately $130,000. There can be no assurance if or when the Company will receive such amount. If the Company is unable to realize such tax credits, it will have a material adverse effect on the Company.
                                     -17-

     For 2003, the Company anticipates that it will need approximately $1,600,000 in order to fund its operations . The Company's management believes that cash from the sale of its products and sale of its tax losses will enable it to meet its anticipated cash requirements for the next 12 months. There can be no assurance that the Company will generate enough cash from the sale of its products or any cash from the sale of its tax losses to meet its anticipated cash requirements for the next 12 months. If the Company does not generate enough cash to meet its requirements for the next 12 months, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.



Statement Regarding Critical Accounting Policies

     The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America that require the Company to make estimates and assumptions. The Securities and Exchange Commission ("SEC") has recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments that are inherently uncertain and may change in subsequent periods.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Notwithstanding the foregoing, the Company believes that the Company's operations are of such a nature that management is not required to make estimates and assumptions about highly uncertain matters such that differences in such estimates would have a material impact on the presentation of the Company's financial statements. Accordingly, the Company believes that none of its significant accounting policies (see Note 2 in the Notes to the
Financial Statements) require additional disclosure as being "critical accounting policies."

ITEM 7.  Financial Statements.

        The Financial Statements can be found following Part III of this Report.

Review of Interim Financial Statements

     Item 310(b) of Regulation S-B, promulgated by the Securities and Exchange Commission, requires the interim financial information filed with Forms 10-Q or 10-QSB to be reviewed by an independent accountant under SAS 71 beginning with fiscal quarters ending on or after March 15, 2000. Due to financial constraints, the Company's independent accountants were not engaged to review the quarterly financial statements during fiscal year 2000, as required by Item 310(b). This resulted in a material compliance deficiency with the Securities and Exchange Commission.

     The Company's independent accountants performed the requisite SAS 71 reviews of the interim financial statements included in the quarterly reports on Form 10-QSB filed with the SEC during fiscal years 2001 and 2002.




ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

           None

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

     The directors and executive officers of the Company as of March 1, 2003 are as follows:
Name                       Age          Position

William Weiss              59           Chief Executive Officer; Treasurer;
                                        Director

D. Michael Bridges         48           President, Director

Michael Suleski            42           Vice President, Engineering; Secretary;
                                        Director


     The Company does not have any independent directors and therefore does not have an audit committee. The full Board of Directors is performing the functions of the audit committee.

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

     D. MICHAEL BRIDGES, President, rejoined PaperClip in March, 2000 after providing consulting services to the Company from August 1998 to March 2000. Mr. Bridges served as the Company's Vice President of Marketing & Sales and Director of Corporate Services from February 1995 to August 1998. Mr. Bridges was Executive Vice President and co founder of CMF Design System, a custom software and systems integration firm from May 1988 to February 1995. From July 1983 to May 1988, Mr. Bridges was an integration consultant to Mr. Summers, Director of Dynamic and Systems, EBASCO to deal with migration of real time computing to distributed infrastructures. Mr. Bridges received a B.S. from Rowan University and served as a Captain in the United States Marine Corps.

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


Compliance with Section 16
     Section 16(a) of the Exchange Act requires certain persons, including the Company's directors and executive officers, and beneficial owners of more than 10% of the Company's equity securities, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. Based on material provided to the Company by such directors, officers and beneficial owners of more than 10% of the Company's equity securities, the Company believes that during the fiscal year ended December 31, 2002, there was compliance with all such filing requirements.

ITEM 10.  Executive Compensation.

     The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 2002 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000. The Board determines the compensation of the Company's executive officers, each of whom did not receive increases in their salaries, nor a bonus, in 2002.

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                                Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
    Name and                          Bonus       Annual            Stock         Options/SARs (#)Payouts    All
Other
    Position      Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)
Compensation
--------------------------------------------------------------------------------------------------------------------------
William Weiss     2002      120,000   0           0                 0                0               N/A         N/A
CEO (1)(3)        2001      120,000   0           0                 0                0               N/A         N/A
                  2000      120,000   0           0                 0           481,000(2)(4)        N/A         N/A

--------------------------------------------------------------------------------------------------------------------------
Michael Suleski   2002      105,000   0           0                 0                0  (2)          N/A         N/A
Vice President    2001      105,000   0           0                 0                0  (2)          N/A         N/A
Engineering (1)   2000      105,000   0           0                 0            481,000(2)(4)       N/A         N/A
--------------------------------------------------------------------------------------------------------------------------

D Michael Bridges 2002      107,800   0           0                 0                0               N/A         N/A
President         2001      107,800   0           0                 0                0               N/A         N/A
                  2000      103,000   0           0                 0           400,000(6)           N/A         N/A
--------------------------------------------------------------------------------------------------------------------------

     (1) The Company presently has no employment contract with William Weiss or Michael Suleski.

     (2) Granted pursuant to an automatic grant provision in the 1995 Stock Plan (as defined herein) for services rendered as a member of the Board in the prior year.

     (3)As of February 29, 2003, $665,000 is owed to William Weiss for past salaries accrued but not paid.

     (4)Options to purchase 400,000 shares of common stock were granted, pursuant to the 1995 Stock Option Plan on July 27, 2000.

     (6)The Company issued Mr. Bridges options to purchase 400,000 shares of common stock pursuant to Mr. Bridges employment agreement, which also provides for an annual salary of $107,800.

Option/SAR Grants

     During the fiscal year ended December 31, 2002, there were no options granted to either the Company's Chief Executive Officer or any of its principal officers.

     The table below indicates that no options/SARs were exercised during fiscal year 2002 by the Company's Chief Executive Officer and each of its principal executive officers and shows the value of their unexercised options/SARs.

               AGGREGATED  OPTION/SAR  EXERCISES IN FISCAL YEAR 2002
                  AND OPTION/SAR VALUES AT DECEMBER 31, 2002




                                                                                   Value of Unexercised
                                                            Number of Securities   In-the-Money
                                                            Underlying             Options/
                                                            Unexercised Options/   SARs at
                                                             SArs at FY-end        FY-End
                        Shares Acquired On    Value         Exercisable/           Exercisable/
         Name             Exercise (#)        Realized ($)  Unexercisable (#) 1)   Unexercisable($)
----------------------- ------------------- ------------------------------------ ---------------------
William Weiss                     0                   0       770,921/0                  0/0
D. Michael Bridges (2)            0                   0       409,000/0                  0/0
Michael Suleski                   0                   0       744,921/0                  0/0



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

1993 Stock Option Plan

     In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Stock Plan") covering 68,912 shares of Common Stock, pursuant to which employees (other than directors) of the Company were eligible to receive stock options. The 1993 Stock Plan, expired on February 1, 2003.
As of December 31, 2002, all of the options under the 1993 Stock Plan had been granted. At such date, 48,729 options had expired, 20,183 options were outstanding and none had been exercised.

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

     Upon the exercise of an option, the option holder must pay the Company the exercise price plus the amount of the required federal and state withholding taxes, if any. The 1995 Stock Plan allows an optionee, subject to approval of the Committee, to pay the exercise price in shares of common stock, only if such shares of common stock have been held by the optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes (and otherwise meeting any other requirements to avoid such charge). The 1995 Stock Plan also allows an Optionee, subject to approval of the
Committee, to pay the exercise price pursuant to a broker-assisted cashless-exercise program established by the Committee; provided in each case that such methods avoid "short-swing" profits to the optionee under Section 16(b) of the Exchange Act. Withholding taxes due upon such exercise may also be satisfied pursuant to such broker-assisted cashless-exercise program. The 1995 Stock Plan limits the availability of the alternative to pay the exercise price pursuant to a broker-assisted cashless-exercise program so that such alternative is not available with respect to incentive stock options outstanding as of October 29, 1996. The 1995 Stock Plan permits limited transferability of stock options primarily for estate planning purposes. As of December 31, 2002, options to acquire 3,669,222 shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 435,372 options had expired, 95,508 options had been exercised and 3,138,342 options were outstanding.


Long-Term Incentive Plan

     The Company did not grant any awards to executive officers under any long-term incentive plan during fiscal year 2002.


Compensation of Directors

     Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 20,2003 the number of shares of Common Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock known to the Company and the respective percentage ownership of the outstanding Common Stock held by each such holder and group:



Name and Address                            Number         Percentage
of Beneficial Owner                       of Shares (1)     of Class
----------------------------------      ----------------  ------------


William Weiss   (2)                       4,685,317(3)        37.13%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

Michael Suleski (2)                         780,936(4)         8.73%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

D. Michael Bridges                          410,500(5)         4.77%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


A11 Officers and Directors
as a group (3 persons)                     5,876,753           42.68%


     (1) Unless otherwise indicated below, all shares are owned beneficially and of record.

     (2) William Weiss and Michael Suleski are founders of the Company.

     (3) Includes (a) 770,921 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan, and (b) 3,649,543 shares of common stock issuable upon the conversion of 3,649,543 shares of Series A Preferred Stock.

     (4) Includes 744,921 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan.

     (5) Includes 409,000 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan.

                        EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information, as of December 31, 2002, about the Company's 1993 Stock Option Plan and 1995 Stock Option Plan. The material features of the 1993 Stock Option Plan and the 1995 Stock Option Plan are described in this report under "Item 10-Executive Compensation." The 1993 Stock Option Plan expired in February 2003. All outstanding awards relate to the Company's common stock.

                                Number of securities                                   Number of securities remaining
                                  to be issued upon           Weighted-average         available for future issuance
                                      exercise of             exercise price of        under equity compensation
                                outstanding options,          outstanding options,     (excluding securities
                                warrants and rights           warrants and rights      reflected in column (a))
                                               (a)                       (b)                    (c)
-------------------     --------------------------------    ------------------------ ------------------------------
Equity compensation               3,158,525(1)                           $.38             824,879(2)
plans approved by
security holders


Equity compensation
plans not approved by
security holders

-------------------       ------------------------------     --------------------------  ---------------------------

     Total                         3,158,525                                               824,879
===================       ==============================     ==========================  ===========================





     (1) Represents 3,138,342 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1995 Stock Option Plan and 20,183 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1993 Stock Option Plan, which expired on February 1, 2003.

     (2) Represents 776,150 shares of Common Stock available for future issuance under the 1995 Stock Option Plan and 48,729 shares of Common Stock available for future issuance under the 1993 Stock Option Plan, which expired on February 1, 2003.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As described in this report under "Item 1-Description of Business-Recent Developments," Weiss and Access entered into a Stock Purchase Agreement, dated as of March 20, 2003, pursuant to which Weiss purchased from Access 3,649,543 shares of Series A Preferred Stock of the Company, par value $0.01 per share, (the "Preferred Shares"). Weiss is the Chief Executive Officer and Treasurer of the Company as well as a director and 10% beneficial owner of the Company. The Preferred Shares are convertible into shares of Common Stock at a ratio of one-to-one, subject to certain customary anti-dilution adjustments as set forth in the Certificate of Designations governing the Preferred Shares. Upon purchase of the Preferred Shares, Weiss became a successor to Access under that certain Registration Rights Agreement, dated as of November 1, 2000, by and between the Company and Access, thereby conferring upon Weiss certain registration rights relating to the shares of Common Stock issuable upon conversion of the Preferred Shares. The consideration for the Preferred Shares was $106,986.29 and was paid using Weiss' personal funds. Such consideration represents a discount to market which takes into account the fact that the Preferred Shares are restricted securities and are not freely tradeable.

     In addition, Mr. Weiss receives compensation of $10,000 per month as part of an oral employment arrangement. However, in lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During 2002 and 2001, Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. At December 31, 2002, the Company has accrued $665,000 in deferred compensation to Mr. Weiss, which is recorded as accounts payable - related party on the balance sheet.






Item 13.  Exhibits List, and Reports on Form 8-K.

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.1(a)   Certificate of Amendment to Certificate of Incorporation.(3)
3.1(b)   Series A Preferred Stock Certificate of Designations.(3)
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
4.1      Promissory Note issued on November 1, 2000 to Access Solutions
                  International, Inc.
10.1     1993 Stock Option Plan. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     Form of End User License. (1)
10.4 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
        1996), (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997.(2)
10.5 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995)
10.6 Security Agreement, dated January 29, 1997, by and between Access Solutions International, Inc. and PaperClip Software, Inc. (2)
10.7 Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc.(3)
10.8 Series A Preferred Stock Purchase Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.9 Registration Rights Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.10 Employment Agreement dated as of January 1, 2000 between Paperclip Software, Inc. and D. Michael Bridges. (3)
10.11 Agreement, dated March 20, 2003, by and between Access Solutions International, Inc. and PaperClip Software, Inc.
23.1    Consent of Sobel & Co., LLC
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------



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

ITEM 14    CONTROLS AND PROCEDURES.

     The Chief Executive Officer/Principal Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                  Date: March 28,2003


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 28, 2003
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ D Michael Bridges     Director, President             March 28, 2003
D Michael Bridges

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 28, 2003
                          Engineering and Secretary

                              CERTIFICATION
I, William Weiss, certify that:
     1) I have reviewed this annual report on Form 10-KSB of PaperClip Software, Inc.;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                  By: /s/ William Weiss
                                         William Weiss
                                         Chief Executive Officer
                                         Principal Financial Officer

                             PAPERCLIP SOFTWARE, INC.

                             FINANCIAL STATEMENTS

                            DECEMBER 31, 2002 AND 2001

PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 2002 AND 2001



TABLE OF CONTENTS


                                                             Page

Independent Auditors' Report                                    1


Financial Statements:

    Balance Sheet                                               2


     Statements of Operations For The Years Ended
       December 31, 2002 And 2001                               3


    Statements of Changes in Stockholders' Deficiency
       For The Years Ended December 31, 2002 And 2001           4

     Statements of Cash Flows For The Years Ended
       December 31, 2002 And 2001                               5


Notes to Financial Statements                                   6

INDEPENDENT AUDITORS' REPORT




To the Board of Directors
PaperClip Software, Inc.

     We have audited the accompanying balance sheet of PaperClip Software, Inc. (a Delaware corporation) as of December 31, 2002 , and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 2002 , and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered significant negative cash flows, has incurred significant losses from operations since inception and has substantial deficiencies in working capital and net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.
                                                   /s/ Sobel & Co., LLC
                                                   Certified Public Accountants
March 25, 2003
Livingston, New Jersey

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
December 31, 2002

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                $        368,472
    Accounts receivable (net of
      allowance for doubtful accounts
      of $55,000)                                                     280,587
                                                                --------------
      Total Current Assets                                            649,059
                                                                --------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                      57,967
    Furniture and fixtures                                            204,858
    Leasehold improvements                                             12,000
                                                                --------------
                                                                      274,825
    Less- Accumulated depreciation                                    259,126
                                                                --------------
      Equipment, Furniture, and Fixtures, Net                          15,699
                                                                --------------
  OTHER ASSETS                                                         13,500
                                                                --------------
Total assets                                                 $        678,258
                                                                ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $        768,976
    Accounts payable- related party                                   665,000
    Deferred revenue                                                  392,900
    Notes payable - current                                           129,691
    Notes payable - ASI, current                                      135,177
                                                                --------------
      Total Current Liabilities                                     2,091,744
                                                                --------------
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                                         36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                         81,965
Additional paid-in capital                                         19,426,318
Accumulated deficit                                               (20,958,264)
                                                                --------------
  Total Stockholders' Deficiency                                   (1,413,486)
                                                                --------------
Total liabilities and
  stockholders' deficiency                                   $        678,258
                                                                ==============
See independent auditor's report and notes to financial statements

PAPERCLIP SOFTWARE, INC.
 STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED
DECEMBER 21, 2002 AND 2001

                                                       Year Ended December 31,
                                                      2002           2001
                                                   ----------   --------------
NET SALES                                        $ 1,443,797  $     1,249,285
                                                   ----------   --------------

OPERATING EXPENSES:
Salaries and related benefits                        794,286          862,021
Research and development expenses                    288,335          270,309
Selling expenses                                     135,865          192,260
General and administrative expenses                  196,447          181,524
                                                   ----------   --------------
     Total operating expenses                      1,414,933        1,506,114
                                                   ----------   --------------


   Income (loss) from operations                      28,864         (256,829)
                                                   ----------   --------------

OTHER INCOME (EXPENSE):
Interest income                                                         3,279
Interest expense financing costs                     (15,500)         (15,600)
Income from sale of state NOL's and tax credits      191,066          223,938
                                                   ----------   --------------
      Total other income (expense), net              175,566          211,617
                                                   ----------   --------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES  204,430         (45,212)

Provision for income taxes                           (11,900)           -
                                                   ----------   --------------

Net income (loss)                                $   192,530  $       (45,212)
                                                   ==========   ==============

INCOME (LOSS) PER COMMON SHARE                   $      0.02  $         (0.01)
                                                   ==========   ==============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                                 8,196,521        8,121,726
                                                   ==========   ==============

See independent auditor's report and notes to financial statements

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS'DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                          Preferred Stock      Common Stock
                                                                   Additional  Accumulated   Stockholders'
                          Number of Par Value  Number of Par Value Paid-in     Deficit       Deficiency
                          Shares               Shares              Capital
                          ---------------------------------------------------------------------------------
BALANCE, December 31,2000 3,649,543    $36,495 8,121,521   $81,215 $19,423,318  ($21,105,582)  ($1,564,554)

Issuance of common stock
  for compensation                                75,000       750       3,000                       3,750

NET LOSS, 2001                                                                       (45,212)      (45,212)
                          ---------------------------------------------------------------------------------
BALANCE, December 31,2001 3,649,543     36,495 8,196,521    81,965  19,426,318   (21,150,794)   (1,606,016)


NET INCOME, 2002                                                                     192,530       192,530

                          ---------------------------------------------------------------------------------
BALANCE, December 31,2002 3,649,543    $36,495 8,196,521   $81,965 $19,426,318  ($20,958,264)  ($1,413,486)
                          =================================================================================


See independent auditor's report and notes to financial statements

PAPERCLIP SOFTWARE, INC.
 STATEMENTS OF CASH FLOWS
FOR THE YEAR  ENDED DECEMBER 31, 2002 AND 2001

                                                       Year Ended December 31,
                                                      2002           2001
                                                   ----------   --------------
CASH FLOW PROVIDED BY :
  OPERATING ACTIVITIES:
    Net income (loss)                            $   192,530  $       (45,212)
    Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities:
      Depreciation                                    20,051           35,252
      Issuance of stock as compensation                                 3,750
    Decrease (increase) in:
      Accounts receivable, net                      (107,124)           4,527
      Other assets                                                      5,742
    Increase (decrease) in:
      Accounts payable and accrued expenses         (138,990)        (103,758)
      Accrued interest on convertible note            15,500           15,563
      Due to related party                           105,000          105,000
      Deferred revenue                               156,900           86,000
                                                   ----------   --------------
Net cash provided by operating activities            243,867          106,864
                                                   ----------   --------------
  INVESTING ACTIVITIES -- Purchases of
    equipment, furniture and fixtures                 (6,057)         (14,393)
                                                   ----------   --------------

  FINANCING ACTIVITIES:
    Principal payments on note payable - ASI        (135,175)        (123,923)
                                                   ----------   --------------

INCREASE ( DECREASE) IN CASH                         102,635          (31,452)

CASH AND CASH EQUIVALENTS:

Beginning of year                                    265,837          297,289
                                                   ----------   --------------
End of year                                      $   368,472  $       265,837
                                                   ==========   ==============







See independent auditors' report and notes to financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

     The Company sells its products worldwide to twenty five Value Added Resellers ("VAR's") and original equipment manufacturers ("OEM's") of personal computers and personal computer networks utilized on a corporate level.

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

Income(Loss) Per Common Share:
     Income(Loss) per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year.

Research and Development Costs:
     The costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased or otherwise marketed by the Company is accounted for as Research & Development costs and expensed in the period incurred. The amount charged against income was $288,335 and $270,309 for the years ended December 31, 2002 and 2001, respectively.

NOTE 3  -  INCOME TAXES:

     For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 2002 and 2001 for Federal and State purposes:

             Federal
     Net Operating Loss    Year Incurred      Expiration Date

        $2,110,824       December 31, 1992      December 31, 2007
        $2,790,034       December 31, 1993      December 31, 2008
        $2,880,756       December 31, 1994      December 31, 2009
        $3,648,749       December 31, 1995      December 31, 2010
        $4,660,613       December 31, 1996      December 31, 2011
        $2,707,112       December 31, 1997      December 31, 2017
        $  880,373       December 31, 1998      December 31, 2018
        $   33,735       December 31, 1999      December 31, 2019
        $  487,500       December 31, 2000      December 31, 2020

                  State
   Net Operating Loss     Year Incurred          Expiration Date

       $  288,350      December 31, 1997              December 31, 2004
       $  879,754      December 31, 1998              December 31, 2005
       $   33,735      December 31, 1999              December 31, 2006
       $  635,000      December 31, 2000              December 31, 2007
       $   45,000      December 31, 2001              December 31, 2008


     As stated in Note 13, the State of New Jersey has allowed in recent years the sale of state net operating losses and research tax credits. At this time, it is it is uncertain how long the State of New Jersey will continue this program, as well as what amounts will be sold under the Program.

     The Company also has tax credits related to research activities of approximately $326,000 for Federal purposes at December 31, 2002.

     The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31:

                                         2002                 2001
                                   --------------------------------------
Total deferred tax liabilities     $      -                  $     -
Total deferred tax assets             6,055,000             6,118,000
Total valuation allowance             6,055,000             6,118,000
                                   -------------------------------------
                                   $     -                 $     -
                                  ======================================

NOTE 4  -  DEBT:
Note payable, convertible into common stock at .30
per share,  12% interest,  matured  December 31, 1999,
and as of December 31, 2002, the note  remains in default.        $129,691
                                                                ============

     Note payable - related party(the "New Note"), issued in exchange for the cancellation of the existing $300,000 note plus accrued interest, payable in 36 monthly payments, no stated interest unless payment terms are not being met. Interest on any late payments accrues at a rate of 15% per annum.

Current maturities                                                $135,177
                                                                ============

     On March 20, 2003, the Company and Access Solutions International, Inc. ("ASI") entered into an agreement (the "Note Repayment Agreement"), pursuant to which the Company paid ASI an amount equal to $101,382.48 as payment in full of all obligations arising under the New Note. The remaining principal amount on the New Note immediately prior to its satisfaction was $135,177. The Company will account for this transaction in the first quarter of 2003, by recognizing a net gain on the extinguishment of debt in accordance with SFAS 145. Pursuant to the Note Repayment Agreement, the parties also terminated that certain Security Agreement, dated as of January 29, 1997 (the "Security Agreement"), which had secured the payments of all amounts due under the New Note, and the parties released each other from certain claims, including claims under the New Note and the Security Agreement.

     Of the $768,976 reported on the balance sheet as "Accounts payable and accrued expenses,"approximately $150,000-$200,000 consists of accounts payable that arose over six years ago. In view of the Company's liquidity constraints, the Company has not made payments with respect to such accounts payable, and the creditors relating to such accounts payable have not sought payment over the last several years.

NOTE 5  -  PREFERRED STOCK:

     The Company authorized ten million shares of preferred stock $.01 par value. The Company has designated Series A Preferred Stock, with 3,649,543 shares constituting such Series. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment and anti-dilution protection upon certain events. On November 2, 2000, the Company issued 3,649,543 shares of preferred stock in exchange for the extinguishments of debt to ASI. The total debt extinguished amounted to $2,990,292 which included operating advances, management fees, notes payable and accrued interest.

     On March 20, 2003, ASI sold all shares of Series A Preferred Stock to William Weiss, the Company's chief executive officer.

NOTE 6  -  COMMITMENTS AND CONTINGENCIES:

     On December 31, 2001, the Company issued 75,000 shares of its common stock to a former consultant of the Company, as compensation for services. The shares were valued based on fair market value on that date, and are included as compensation for services rendered in the 2001 financial statement at $3,750.

     During 2002, the Company settled a copyright infringement suit for $62,500 related to licensing fees. This amount is included in sales on the statement of operations.

NOTE 7  -  LEASES:

     The Company leases its office space under a non-cancelable operating lease. Rent expense was approximately $56,200 and $51,600 for the years ended December 31, 2002 and 2001, respectively.

     Future minimum  rental payment  required under these leases are as follows:
Year Ended December 31,
--------------------------
    2003                     $ 54,000
    2004                       54,000
    2005                       47,250
                             ---------
                             $155,250
                             =========

     The Company has two operating leases for office equipment. Lease expense amounts to approximately $4,000 for the years ended December 31, 2002 and 2001, respectively. Future minimum lease payments under these agreements are as follows:

   Year ended December 31,
   -----------------------
                        2003                         $3,996
                        2004                          3,400
                        2005                            637
                                                  ---------
                                                     $8,033
                                                  =========

NOTE 8  -  EMPLOYMENT AGREEMENT:

     Effective January 2000, the Company entered into an employment agreement with Michael Bridges, the Company's President who is also a member of the Board of Directors. The term is for three years, subject to automatic one-year extensions and early terminations at an initial base salary of $107,800. The agreement also provides for options to purchase 400,000 shares of common stock at $0.25 per share with immediate vesting, which was subsequently granted at the fair market value of the Company's stock at the time of issuance which was $.25 per share. In addition, the agreement has specific clauses including not limited to covenants not to compete with company's product line, solicitation of employees of the Company upon termination and a severance package for six months if there is a transfer of control of 50% or more.

NOTE 9  -  CONCENTRATION OF RISK:

     The Company maintains its cash balances and certificates of deposit at one financial institution. This account is insured by the FDIC (Federal Deposit Insurance Corporation) up to $100,000. The Company routinely maintains balances in excess of $100,000 in the ordinary course of business.


NOTE 10  -  GOING CONCERN:

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of December 31, 2002, current liabilities exceed current assets by $1,442,685 and total liabilities exceed total assets by $1,413,486. These factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is continuing to develop and market its products. In addition, management has taken steps to aggressively cut costs. During 2001, the Company signed a new five-year lease which reduced rent expense by $48,200 per year. As discussed in Note 5, the Company has reduced its existing liabilities through the issuance of preferred stock. As discussed in Note 13, management will continue to seek to sell State net operating losses in order to provide cash flow if the State of New Jersey continues this program. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11  -  MAJOR CUSTOMERS:

     The Company sells its products primarily through mass distributors and approximately 25 independent VARS. The VARS sell and install these products at end user sites.

     Sales to two major customers for the year ended December 31, 2002 were approximately 32%. Sales to one major customer for the year ended December 31, 2001 was approximately 19%.

     Two and three customers make up 48% and 72% of accounts receivable at December 31, 2002 and 2001, respectively.


NOTE 12  -  STOCK OPTIONS:

1993 Stock Option Plan

     The Company adopted a stock option plan (the "1993 Stock Option Plan"), effective March 8, 1993, pursuant to which employees of the Company are eligible to receive incentive stock options. The 1993 Stock Option Plan, expired on February 1, 2003. Stock option transactions for the 1993 Stock Option Plan are summarized as follows:

                                         Year Ended December 31,
                                            Exercise             Exercise
                                    2002     Price      2001     Price
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

     Stock option transactions for the 1995 Stock Option Plan are summarized as follows:


                                   Year Ended December 31,
                                         Exercise             Exercise
                                2002      Price        2001    Price
                           ----------------------------------------------
Outstanding, beginning of
year                         3,138,342  $.06-2.50    3,219,842  $.06-2.50
Granted                          -          -             -         -
Exercised                        -          -             -         -
Canceled or expired              -          -          (81,500)  .25-2.375
                           ----------------------------------------------
Outstanding, end of year     3,138,342   $.06-2.50   3,138,342  $.06-2.50
                           ==============================================



NOTE 13  -  INCOME FROM SALE OF TAX CREDITS:

     In June 1999, the State of New Jersey passed legislation allowing small businesses to sell State of New Jersey Net Operating Loss and Research Tax credit carryforwards to companies that could utilize the losses. The Company was authorized to sell in 2002 and 2001, $127,500,and $2,609,800 of State net operating losses arising during 1992 to 1997. In addition, the Company was allowed to sell in 2002, $126,000 of research tax credits. The net proceeds to the company for the sale of these net operating losses were $191,066, and $223,938 in the years ending December 31, 2002, and 2001 , respectively. The Company has approximately $1,900,000 of State net operating losses available for future sale, if the State of New Jersey continues this program.

     The State of New Jersey has suspended the use of net operating losses to be carried over to 2002 this resulted in a $11,900 provision for income taxes for 2002.
                                          13

NOTE 14  -  RELATED PARTY TRANSACTIONS:

     Mr. William Weiss, ("Weiss"), Chief Executive Officer and Treasurer of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. However, in lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During 2002 and 2001, Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. At December 31, 2002, the Company has accrued $665,000 in deferred compensation to Mr. Weiss, which is recorded as accounts payable - related party on the balance sheet.

     As described above in Note 5, Weiss and Access entered into a Stock Purchase Agreement, dated as of March 20, 2003, pursuant to which Weiss purchased from Access 3,649,543 shares of Series A Preferred Stock (the "Preferred Shares"). The Preferred Shares are convertible into shares of Common Stock at a ratio of one-to-one, subject to certain customary anti-dilution adjustments as set forth in the Certificate of Designations governing the Preferred Shares. The consideration for the Preferred Shares was $106,986.29 and was paid using Weiss's personal funds. Such consideration represents a discount to market which takes into account the fact that the Preferred Shares are restricted securities and are not freely tradeable.

NOTE 15  -  ROYALTIES:

     During 2002 and 2001, the Company had licensing agreements with five vendors to distribute various software products. The agreements require royalty payments to vendors based on sales volume. At December 31, 2002, all amounts outstanding in regards to these agreements have been included in the accompanying financial statements.


NOTE 16  -  EXPORT SALES:

     Export sales were approximately 2% and 10% of the Company's net sales for the years ended December 2002 and 2001, respectively. The foreign countries that the Company primarily deals with are Indonesia, Italy, and various other European countries.


NOTE 17  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

                                             2002           2001
                                   ------------------------------------

  Cash paid for interest                 $    -           $    -
                                   ====================================

 Non-cash investing activities:
    Stock issued in lieu
    of compensation                      $    -           $3,750
                                   ====================================

Exhibit 10.11

                                    AGREEMENT

     AGREEMENT (this "Agreement"), dated as of March 20, 2003, by and between PaperClip Software, Inc., a Delaware corporation ("PaperClip"), and Access Solutions International, Inc., a Delaware corporation ("ASI"). PaperClip and ASI are sometimes individually referred to herein as a "Party" and together as the "Parties."

     WHEREAS, a promissory note in the principal amount of $405,530.00 was issued by PaperClip to ASI on November 1, 2000 (the "Note");

     WHEREAS, PaperClip and ASI are parties to a Security Agreement, dated as of January 29, 1997 (the "Security Agreement"), which secures the payments of all amounts due under the Note;

     WHEREAS, the remaining principal amount on the Note as of the date hereof is $135,176.64; and

     WHEREAS, PaperClip has offered to prepay the Note for the consideration set forth herein in complete satisfaction of the Note, and ASI is willing to accept such amount, as payment in full of all obligations arising under the Note, and ASI wishes to release PaperClip from any and all claims and obligations arising under the Note and the Security Agreement.

     NOW,  THEREFORE,  in  consideration  of the  foregoing  and other  good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged, the parties hereto do hereby agree as follows:

1. Note Repayment.
     1.01. Repayment. On the date hereof, PaperClip shall pay to ASI an amount, in cash, equal to $101,382.48 as payment in full of all obligations arising under the Note. Such payment shall be made in immediately available funds by wire transfer to an account specified in writing by ASI. In consideration of such payment, ASI shall deliver to PaperClip an Affidavit of Loss and Indemnification for the original Note and ASI authorizes the filing of UCC-3 financing statements amendments and any other documentation necessary in connection with the termination of any UCC-1 financing statements filed against PaperClip in favor of ASI.

     1.02. Termination of Security Agreement. Upon receipt by ASI of such payment, the Security Agreement is terminated and of no further force and effect.

     1.03. Termination of Financing Statements. ASI hereby covenants and agrees to assist in all reasonable respects PaperClip's endeavors to terminate any UCC-1 financing statements filed against PaperClip in favor of ASI.

     2. Representations and Warranties of ASI. ASI hereby represents and warrants to PaperClip as follows:

     2.01. Authority. ASI is a corporation organized under the laws of the State of Delaware. ASI has all necessary power and authority to enter into this Agreement, to carry out its obligations hereunder and to consummate the transactions contemplated hereby. ASI has taken all necessary action to authorize the execution, delivery and performance by it of this Agreement.

     2.02. Binding Obligation. This Agreement has been duly executed and delivered by ASI and, and assuming due authorization, execution and delivery of the Agreement by PaperClip, this Agreement constitutes the legal, valid and binding obligation of ASI enforceable against ASI in accordance with its terms, except as such enforceability may be subject to the effects of any applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting creditors' rights generally and subject to the effects of general equitable principles.

     2.03. No Consent; No Conflict. The execution and delivery of this Agreement by ASI do not, and the performance of this Agreement by ASI will not, require any prior consent, approval, authorization or other action by, or prior filing with or notification to, any governmental or regulatory authority. The execution, delivery and performance of this Agreement by ASI do not (i) conflict with or violate the organizational documents of ASI, or (ii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination, award or agreement applicable to ASI.

     2.04. Ownership. ASI owns, beneficially and of record, and has good, valid and marketable title to the Note, free and clear of any and all liens, claims and encumbrances.


3. Representations and Warranties of PaperClip.
      PaperClip hereby represents and warrants to ASI as follows:

     3.01. Authority. PaperClip is a corporation organized under the laws of the State of Delaware. PaperClip has all necessary power and authority to enter into this Agreement, to carry out its obligations hereunder and to consummate the transactions contemplated hereby. PaperClip has taken all necessary action to authorize the execution, delivery and performance by it of this Agreement.

     3.02. Binding Obligation. This Agreement has been duly executed and delivered by PaperClip and, and assuming due authorization, execution and delivery of the Agreement by ASI, this Agreement constitutes the legal, valid and binding obligation of PaperClip enforceable against PaperClip in accordance with its terms, except as such enforceability may be subject to the effects of any applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting creditors' rights generally and subject to the effects of general equitable principles.

     3.03. No Consent; No Conflict. The execution and delivery of this Agreement by PaperClip do not, and the performance of this Agreement by PaperClip will not, require any prior consent, approval, authorization or other action by, or prior filing with or notification to, any governmental or regulatory authority. The execution, delivery and performance of this Agreement by PaperClip do not
(i) conflict with or violate the organizational documents of PaperClip, or (ii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination, award or agreement applicable to PaperClip.

     4. Release. Except for any claims, actions or causes of action with respect to this Agreement, each of the Parties does hereby for itself, its respective successors, assigns and affiliates release and discharge the other Party, and its successors, assigns and affiliates of any and all claims, actions, causes of action, liabilities, obligations or demands of any kind and nature whatsoever, whether at law or in equity, whether known or unknown, which such Party now has or hereafter may have against the other Party with respect to events, matters or transactions arising out of or in connection with related to, directly or indirectly, the Note, the Security Agreement and any other documents, agreements or understandings executed in connection therewith or demands of any kind and nature whatsoever which ASI now has or hereafter may have against PaperClip.

5. Miscellaneous.

     5.01. Expenses. Each Party shall pay all costs and expenses incurred by such Party in respect of the transactions contemplated hereby.

     5.02. Entirety of Agreement. This Agreement states the entire agreement of the Parties, merges all prior negotiations, agreements and understandings, if any, and states in full all representations, warranties, covenants, and agreements which have induced this Agreement. No Party shall make any contrary representations in dealing with third parties. There are no representations or warranties, express or implied, except as specifically set forth in this Agreement.

     5.03. Notices. All notices and other communications given or made pursuant hereto shall be in writing and shall be deemed to have been duly given or made if and when delivered personally or by overnight courier to the Parties at the following addresses or sent by electronic transmission, with confirmation received, to the telecopy numbers specified below (or at such other address or telecopy number for a Party as shall be specified by like notice):
                  (a)      If to ASI:
                           Access Solutions International Inc.
                           c/o Point Gammon Corporation
                           One Providence Washington Plaza, 4th Floor
                           Providence, RI  02903
                           Attn:  Thomas E. Gardner, Chairman
                           Telecopy:  (401) 885-8504
                           Confirm: (401) 854-0520 ext. 17

                           With a copy to:
                           Edwards & Angell, LLP
                           2800 Financial Plaza
                           Providence, RI  02903
                           Attn: John E. Ottaviani, Esq.
                           Telecopy: (401) 276-6611
                           Confirm: (401) 274-9200
                        (b)      If to PaperClip:
                           PaperClip Software, Inc.
                           611 Route 46 West
                           Hasbrouck Heights, NJ 07604
                           Attn: William Weiss, Chief Executive Officer
                           Telecopy:  (201) 487-5184
                           Confirm:  (201) 487-2266 ext. 209

                           With a copy to:
                           Swidler Berlin Shereff Friedman, LLP
                           The Chrysler Building
                           405 Lexington Avenue
                           New York, NY  10174
                           Attn: Richard A. Goldberg, Esq.
                           Telecopy:  (212) 891-9598
                           Confirm:  (212) 973-0111

     5.04. Waiver. No waiver by any Party of any term, provision, agreement, representation, or warranty contained in this Agreement (or any breach thereof) shall be effective unless it is in writing executed by the Party against which such waiver is to be enforced. No waiver shall be deemed or construed as a further or continuing waiver of any such term, provision, agreement, representation or warranty (or breach) on any other occasion or as a waiver of any other term, provision, agreement, representation or warranty (or of the breach of any other term, provision, agreement, representation or warranty) contained in this Agreement on the same or any other occasion.

     5.05. Further Assurances. Each of the Parties agrees to execute and deliver such other documents or agreements as may be necessary or desirable for the implementation of this Agreement and the consummation of the transactions contemplated hereby.

     5.06. Assignment; Binding Nature; No Beneficiaries. This Agreement may not be assigned by any Party without the prior written consent of ASI and PaperClip. This Agreement shall be binding upon, inure to the benefit of, and be enforceable by the parties hereto and their respective heirs, personal representatives, legatees, successors and permitted assigns. This Agreement shall not confer any rights or remedies upon any Person other than the parties hereto and their respective heirs, personal representatives, legatees, successors and permitted assigns.

     5.07. Severability. If any provision of this Agreement is found unenforceable by a court of competent jurisdiction, such unenforceable provision shall not affect the other provisions but shall be deemed modified to the extent necessary to render it enforceable, preserving to the fullest extent permissible the intent of the Parties.

     5.08. Governing Law. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of Delaware applicable to contracts executed and fully performed within the State of Delaware.

     5.09. Execution and Delivery. This Agreement may be executed in two or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement. This Agreement may be delivered by facsimile transmission with the same legal effect as if delivery of an original were made in person.
          [Signatures Appear on Following Page.]

     IN WITNESS WHEREOF, the Parties hereto have duly executed and delivered this Agreement as of the date first set forth above.

                                    PAPERCLIP SOFTWARE, INC.


                                    By:_/s/ William Weiss
                                    Name:  William Weiss
                                 Title:  Chief Executive Officer



                                    ACCESS SOLUTIONS INTERNATIONAL, INC.


                                    By:_/s/ Thomas E. Gardner
                                    Name:  Thomas E. Gardner
                                    Title:  Chairman

Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-04245) of our report dated March 25, 2003, with respect to the financial statements of PaperClip Software, Inc. included in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2002.

                                          /s/ Sobel & Co., LLC
                                          Certified Public Accountants
March 25, 2003
Livingston, New Jersey

Exhibit 99.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
PAPERCLIP SOFTWARE, INC.

(Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

  - the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

  - and the information contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 28, 2003                                           By: /s/ William Weiss