Form 10QSB
period 2003-03-31
PAPERCLIP SOFTWARE INCE
filed 2003-05-15
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                         Commission file number 0-26598

                            PAPERCLIP SOFTWARE, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

                                    DELAWARE
                            (State of incorporation)

                                   22-3137907
                            (IRS Employer ID number)

       611 Route 46 West
       HASBROUCK HEIGHTS , NJ                    07604
    (Address of principal executive offices)  (Zip Code)

                        (201)329-6300
               (Issuer's telephone number)


           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  May 10, 2003
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                5

Item 3. Controls and Procedures                             7

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                    8

Signatures                                                  9

PAPERCLIP SOFTWARE, INC.
 BALANCE SHEET
MARCH 31, 2003
UNAUDITED


ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                    $     198,087
    Accounts receivable (net of
      allowance for doubtful accounts
      of $55,000)                                      145,041
                                                   ------------
      Total Current Assets                             343,128
                                                   ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                       57,967
    Furniture and fixtures                             204,858
    Leasehold improvements                              12,000
                                                   ------------
                                                       274,825
    Less- Accumulated depreciation                     260,561
                                                   ------------
      Equipment, Furniture, and Fixtures, Net           14,264
                                                   ------------
  OTHER ASSETS                                          13,500
                                                   ------------
Total assets                                     $     370,892
                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses        $     808,175
    Accounts payable- related party                    665,500
    Deferred revenue                                   263,400
    Notes payable - current                            129,691
                                                   ------------
      Total Current Liabilities                      1,866,766
                                                   ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; issued and
  outstanding 3,649,543 shares                          36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                          81,965
Additional paid-in capital                          19,426,318
Accumulated deficit                                (21,040,652)
                                                   ------------
  Total Stockholders' Deficiency                    (1,495,874)
                                                   ------------
Total liabilities and
  stockholders' deficiency                       $     370,892
                                                   ============
See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2003 AND MARCH 31, 2002
UNAUDITED

                                                   THREE MONTHS ENDED MARCH 31,

                                                          2003              2002
                                                   ------------      ------------
NET SALES                                        $     272,921     $     410,486
                                                   ------------      ------------

OPERATING EXPENSES:
Salaries and related benefits                          221,737           212,192
Research and development expenses                       76,659            71,420
Selling expenses                                        17,598            38,794
General and administrative expenses                     61,809            40,607
                                                   ------------      ------------
     Total operating expenses                          377,803           363,013
                                                   ------------      ------------


    Income (loss) from operations                     (104,882)           47,473
                                                   ------------      ------------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)                26,394
Interest expense                                        (3,900)           (3,900)
                                                   ------------      ------------
      Total other income (Expense), Net                 22,494            (3,900)
                                                   ------------      ------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    (82,388)           43,573

Provision for income taxes                                   -                 -
                                                   ------------      ------------

Net income (loss)                                $     (82,388)    $      43,573
                                                   ============      ============

LOSS PER COMMON SHARE                            $       (0.01)    $        0.01
                                                   ============      ============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                                   8,196,521         8,196,521
                                                   ============      ============

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
UNAUDITED

                                                   THREE MONTHS ENDED MARCH 31,
                                                          2003           2002
                                                   ------------      ------------
OPERATING ACTIVITIES:
Net income (loss)                                $     (82,388)   $       43,573
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities-
Depreciation                                             1,435             9,000
Extinguishment of debt                                 (33,794)
(Increase) decrease in:
  Accounts receivable                                  135,546          (289,099)
Increase (decrease) in:
  Accounts payable and accrued expenses                 35,299             6,636
  Accrued interest on convertible debt                   3,900             3,900
  Accounts payable - related party                         500            30,000
  Deferred revenues                                   (129,500)          106,100
                                                   ------------      ------------
Net cash (used for)
  operating activities                                 (69,002)          (89,890)
                                                   ------------      ------------
INVESTING ACTIVITIES -- Purchases of
  equipment, furniture and fixtures                    -                 -
                                                   ------------      ------------
FINANCING ACTIVITIES:
  Principal payments on note payable                  (101,383)          (33,793)
   -ASI
                                                   ------------      ------------
Net cash (used for) financing activities              (101,383)          (33,793)
                                                   ------------      ------------

INCREASE (DECREASE) IN CASH                           (170,385)         (123,683)

CASH AND CASH EQUIVALENTS
Beginning of period                                    368,472           265,837
                                                   ------------      ------------
End of period                                    $     198,087     $     142,154
                                                   ============      ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                           -                 -
                                                   ============      ============

See notes to condensed financial statements
                            -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31,  2003

NOTE A - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

     PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.) located in Hasbrouck Heights, New Jersey, ("PaperClip" or the "Company"),a Delaware corporation, incorporated in October, 1991, is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operation for such interim periods are not necessarily indicative of results of operation for a full year or for any other period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management's discussion and analysis of financial conditions included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "SEC").

NOTE B - NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share was computed based on the weighted average number of common shares and common share equivalents outstanding if dilutive during the period.

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of March 31, 2003, current liabilities exceed current assets by $1,523,638 and total liabilities exceed total assets by $1,495,874. These factors as well as the uncertain conditions the Company faces regarding the delinquency of certain accounts payable, raise substantial doubt about the Company's ability to continue as a going concern.

Note D - Summary of Significant Accounting Policies
     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2002 Form 10-KSB.
                             -4-

Note E - Extinguishment of Debt

     On March 20, 2003, the Company and Access Solutions International, Inc. ("Access") entered into an agreement, pursuant to which the Company paid Access an amount equal to $101,382.48 as payment in full of all obligations arising under a note dated as of November 1, 2000. The extinguishment of debt resulted in a gain (net of expenses) of $26,394, which is included in other income.


PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, the Company's ability to generate sufficient cash flow from the sale of its products and its tax losses to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees.. Further, the results of operation for the first quarter period are not necessarily indicative of results of operation for a full year or any other period. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations
Three Months Ended March 31, 2003 Compared with Three Months
Ended March 31, 2002

     Net sales of PaperClip Software, Inc. (the "Company") decreased by $137,565 or 34% to $272,921 for the three months ended March 31, 2003 from $410,486 for the three months ended March 31, 2002. The decrease was due to a decrease in sales of its products, partially offset by an increase in revenues from customers upgrading to newer versions of the Company's products.

     Salaries and related benefits increased by $9,545 or 5% to $221,737 for the three months ended March 31, 2003 from $212,192 for the three months ended March 31, 2002. The increase was due to an increase in salaries to sales personnel used to market the Company's product line.

     Research and development expenses increased by $5,239 or 7% to $76,659 for the three months ended March 31, 2003 from $71,420 for the three months ended March 31, 2002. The increase was due to increase in salaries to research and development personnel.

     Selling expenses decreased by $21,196 or 55% to $17,598 for the three months ended March 31, 2003 from $38,794 for the three months ended March 31, 2002. The decrease resulted from a decrease in advertising and royalty expenses.

     General and administrative expenses increased by $21,202 or 52% to $61,809 for the three months ended March 31, 2003 from $40,607 for the three months ended March 31, 2002. The increase was due to an increase in professional fees incurred in the first quarter of 2003, due to the issuance of the Sarbanes-Oxley Act of 2002.

     Other income (expense) increased by $26,394 to $22,494 for the three months ended March 31, 2003 from $(3,900) for the three months ended March 31, 2002. The increase is due to the extinguishment of a note payable to Access International Inc. as described below.

     For the three months ended March 31, 2003, there is no provision for income taxes, as the Company has a net operating loss. For the three months ended March 31, 2002, there was no provision for income taxes, as the Company had net operating losses to offset net income.


     Net income (loss) decreased by $125,961 to $(82,388) for the three months ended March 31, 2003 from $43,573 for the three months ended March 31, 2002. The decrease was due to a decrease in revenues, and an increase in expenses resulting from an increase in professional fees partially offset by the gain resulting from the extinguishment of debt.

Liquidity and Capital Resources
March 31, 2003 Compared with December 31, 2002

     As of March 31, 2003, the Company had an accumulated deficit of $21,040,652. The Company continues to incur operating losses. The Company had negative working capital of $1,442,685 and $1,523,638 as of December 31, 2002 and March 31, 2003, respectively. The increase in negative working capital of $80,953 was due to an increase in net loss for the three months ended March 31, 2003.

     On March 20, 2003, the Company and Access Solutions International, Inc. ("Access") entered into an agreement (the "Note Repayment Agreement"), pursuant to which the Company paid Access an amount equal to $101,382.48 as payment in full of all obligations arising under a note dated as of November 1, 2000 (the "Note"). The remaining principal amount on the Note immediately prior to its satisfaction was $135,176.64. Pursuant to the Note Repayment Agreement, the parties also terminated that certain Security Agreement, dated as of January 29, 1997 (the "Security Agreement"), which had secured the payments of all amounts due under the Note, and the parties released each other from certain claims, including claims under the Note and the Security Agreement. In addition, on March 20, 2003, Access sold 3,649,543 shares of the Company's Series A Preferred Stock, par value $0.01 per share, to William Weiss, the Company's Chief Executive Officer ("Weiss"), for an aggregate of $106,986.29.

     Presently, the Company funds working capital from revenues it receives from the sale of its products and the sale of its tax losses. As of March 31, 2003, the Company had aggregate liabilities in excess of $1.8 million. Such amount of aggregate liabilities includes (i) $263,400 in annual support contracts, which are recorded as deferred revenue for accounting purposes and pro-ratably reclassified to sales as such contracts expire and income is earned, (ii) $665,500 owed to the Company's Chief Executive Officer for deferred salary, and
(iii) $808,175 in accounts payable and accrued expenses, of which approximately $150,000 - $200,000 consisted of accounts payable that arose over six years ago. In view of the Company's liquidity constraints, the Company has not made payments with respect to such accounts payable referenced in (iii) above, and the creditors relating to such accounts payable have not sought payment over the last several years. The Company does not have sufficient working capital to satisfy its liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the deferred payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. In the event such action is brought against the Company, it would have a material adverse effect on the Company.

Item 3. Controls and Procedures

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

PART II
OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits -

     99.1:Certification by the Chief Executive Officer (and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended March 31, 2003.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  May 13, 2003

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

Date:  May 13, 2003                                  By: /s/ William Weiss
                                                     William Weiss
                                                     Chief Executive Officer
                                                     Principal Financial Officer

EXHIBIT 99.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.





May 13, 2003                        BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer