Form 10QSB
period 2003-06-30
PAPERCLIP SOFTWARE INCE
filed 2003-08-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Class                                  August 13, 2003
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4-5

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                5-7

Item 3. Controls and Procedures                             8

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                    9

Signatures                                                  10

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2003
UNAUDITED
                                                            June 30,
                                                              2003
ASSETS                                                    ------------
  CURRENT ASSETS:
    Cash and cash equivalents                          $      109,288
    Accounts receivable (net of
      allowance for doubtful accounts
      of $55,000)                                             149,007
                                                          ------------
      Total Current Assets                                    258,295
                                                          ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              57,967
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                          ------------
                                                              274,825
    Less- Accumulated depreciation                            261,996
                                                          ------------
      Equipment, Furniture, and Fixtures, Net                  12,829
                                                          ------------
  OTHER ASSETS                                                 13,500
                                                          ------------
Total assets                                           $      284,624
                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses              $      791,703
    Accounts payable- related party                           695,500
    Deferred revenue                                          161,400
    Notes payable - current                                   129,691
                                                          ------------
      Total Current Liabilities                             1,778,294
                                                          ------------

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
   issued and outstanding                                      36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,426,318
Accumulated deficit                                       (21,038,448)
                                                          ------------
  Total Stockholders' Deficiency                           (1,493,670)
                                                          ------------
Total liabilities and
  stockholders' deficiency                             $      284,624
                                                          ============
See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  AND SIX MONTHS ENDED
JUNE 30, 2003 AND JUNE 30, 2002
UNAUDITED

                                             THREE MONTHS ENDED JUNE 30,SIX MONTHS ENDED JUNE 30
                                                  2003           2002         2003         2002
                                             ----------   ------------  -----------   ----------
NET SALES                                     $381,215       $290,804     $654,136     $701,290
                                             ----------   ------------  -----------   ----------

OPERATING EXPENSES:
Salaries and related benefits                  224,969        219,224      446,706      431,416
Research and development expenses               71,302         70,201      147,961      141,621
Selling expenses                                33,148         23,478       50,746       62,272
General and administrative expenses             45,692         72,019      107,501      112,626
                                             ----------   ------------  -----------   ----------
     Total operating expenses                  375,111        384,922      752,914      747,935
                                             ----------   ------------  -----------   ----------


     Income (loss) from operations               6,104        (94,118)     (98,778)     (46,645)
                                             ----------   ------------  -----------   ----------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)         -             -            26,394        -
Interest expense                                (3,900)        (3,900)      (7,800)      (7,800)
                                             ----------   ------------  -----------   ----------
      Total Other Income(Expense), Net          (3,900)        (3,900)      18,594       (7,800)
                                             ----------   ------------  -----------   ----------

NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                      2,204        (98,018)     (80,184)     (54,445)

Provision for income taxes                       -             -             -            -
                                             ----------   ------------  -----------   ----------

Net income (loss)                               $2,204       ($98,018)    ($80,184)    ($54,445)
                                             ==========   ============  ===========   ==========

INCOME (LOSS) PER COMMON SHARE                   $0.00         ($0.01)      ($0.01)      ($0.01)
                                             ==========   ============  ===========   ==========

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING                    8,196,521      8,196,521    8,196,521    8,196,521
                                             ==========   ============  ===========   ==========

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2003 AND 2002
UNAUDITED

                                                          SIX  MONTHS ENDED JUNE 30,
                                                                 2003      2002
                                                          ------------  -----------
OPERATING ACTIVITIES:
Net loss                                               $      (80,184)$    (54,445)
Adjustments to reconcile net loss
  to net cash used for
  operating activities-
Depreciation                                                    2,870       18,000
Extinguishment of debt                                        (33,794)
(Increase) decrease in:
  Accounts receivable                                         131,580     (300,581)
Increase (decrease) in:
  Accounts payable and accrued expenses                        14,927      (39,835)
  Accrued interest on convertible debt                          7,800        7,800
  Accounts payable - related party                             30,500       60,000
  Deferred revenues                                          (231,500)     261,200
                                                          ------------  -----------
Net cash used for
  operating activities                                       (157,801)     (47,861)
                                                          ------------  -----------
FINANCING ACTIVITIES:
  Principal payments on note payable-ASI                     (101,383)     (78,852)
                                                          ------------  -----------

DECREASE IN CASH                                             (259,184)    (126,713)

CASH AND CASH EQUIVALENTS
Beginning of period                                           368,472      265,837
                                                          ------------  -----------
End of period                                           $     109,288 $    139,124
                                                          ============  ===========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                                   -           -
                                                          ============  ===========

See notes to condensed financial statements
                            -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30,  2003

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

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of June 30, 2003, current liabilities exceed current assets by $1,519,999 and total liabilities exceed total assets by $1,493,670. These factors as well as the uncertain conditions the Company faces regarding the delinquency of certain accounts payable, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note F - RELATED PARTY TRANSACTION

     Mr. William Weiss, ("Weiss"), Chief Executive Officer and Treasurer of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. Since 1997 through March 31, 2003, Mr. Weiss had assigned payment of the compensation to another company he is affiliated with. As of April 1, 2003, such compensation is payable directly to him. At June 30, 2003, the Company has accrued $695,500 in deferred compensation to Mr. Weiss, which is recorded as accounts payable - related party on the balance sheet.


PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, the Company's ability to generate sufficient cash flow from the sale of its products and its tax losses to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees. Further, the results of operation for the second quarter period are not necessarily indicative of results of operation for a full year or any other period. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and notes thereto as well as the unaudited June 30, 2003 condensed financial statements and notes thereto.

     Three Months and Six Months Ended June 30, 2003 Compared with Three Months and Six Months Ended June 30, 2002

     Net sales of the Company increased by $90,411 or 31% to $381,215 for the three months ended June 30, 2003 from $290,804 for the three months ended June 30, 2002 and decreased by $47,154 or 7% to $654,136 for the six months ended June 30, 2003 from $701,290 for the six months ended June 30, 2002. The increase for the three months ended June 30, 2003 was due to an increase in sales of its Intranet products and OEM licenses. The decrease for the six months ended June 30, 2003 was due to a decrease in sales of its products during the first quarter of 2003, partially offset by an increase in revenues from customers upgrading to newer versions of the Company's products.


     Salaries and related benefits increased by $5,745 or 3% to $224,969 for the three months ended June 30, 2003 from $219,224 for the three months ended June 30, 2002 and increased by $15,290 or 4% to $446,706 for the six months ended June 30, 2003 from $431,416 for the six months ended June 30, 2002. The increase was due to an increase in salaries to sales, and general and administrative personnel used to market the Company's product line.

     Research and development expenses increased by $1,101 or 2% to $71,302 for the three months ended June 30, 2003 from $70,201 for the three months ended June 30, 2002 and increased by $6,340 or 4% to $147,961 for the six months ended June 30, 2003 from $141,621 for the six months ended June 30, 2002. The increases were due to an increase in salaries to research and development personnel.

     Selling expenses increased by $9,670 or 41% to $33,148 for the three months ended June 30, 2003 from $23,478 for the three months ended June 30, 2002 and decreased by $11,526 or 19% to $50,746 for the six months ended June 30, 2003 from $62,272 for the six months ended June 30, 2002. The increase for the three months ended June 30, 2003 was due to an increase in travel expenses offset by a decrease in advertising expenses. The decrease for the six months ended June 30, 2003 resulted from a decrease in advertising and royalty expenses (most of which was during the first quarter of 2003) offset by an increase in travel expenses.

     General and administrative expenses decreased by $26,327 or 37% to $45,692 for the three months ended June 30, 2003 from $72,019 for the three months ended June 30, 2002 and decreased by $5,125 or 5% to $107,501 for the six months ended June 30, 2003 from $112,626 for the six months ended June 30, 2002. The decrease was due to a decrease in depreciation expense offset by an increase in professional fees incurred in the first quarter of 2003, due to compliance relating to the Sarbanes-Oxley Act of 2002.

     Other income (expense) increased by $26,394 to $18,594 for the six months ended June 30, 2003 from $(7,800) for the six months ended June 30, 2002.
The increase is due to the extinguishment of a note payable to Access International Inc. as described below.

     For the three and six months ended June 30, 2003, there is no provision for income taxes, as the Company has net operating losses to offset net income.

     Net income (loss) increased by $100,222 to $2,204 for the three months ended June 30, 2003 from ($98,018) for the three months ended June 30, 2002 and decreased by $25,739 to ($80,184) for the six months ended June 30, 2003 from ($54,445) for the six months ended June 30, 2002. The increase for the three months ended June 30, 2003 was due to an increase in revenues, and a decrease in expenses resulting from lower depreciation expense partially offset by an increase in salaries. The decrease for the six months ended June 30, 2003 was due to lower revenues in the first quarter of 2003, an increase in salaries and professional fees, partially offset by the gain resulting from the extinguishment of debt.

Liquidity and Capital Resources
June 30, 2003 Compared with December 31, 2002

     As  of  June 30,  2003,  the  Company  had  an  accumulated   deficit  of
$21,038,448. The Company continues to incur operating losses. The Company had negative working capital of $1,442,685 and $1,519,999 as of December 31, 2002 and June 30, 2003, respectively. The increase in negative working capital of $77,314 was due to an increase in net loss for the six months ended June
30, 2003.

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

     Presently, the Company funds working capital from revenues it receives from the sale of its products. As of June 30, 2003, the Company had aggregate liabilities in excess of $1.7 million. Such amount of aggregate liabilities includes (i) $161,400 in annual support contracts, which are recorded as deferred revenue for accounting purposes and pro-ratably reclassified to sales as such contracts expire and income is earned, (ii) $695,500 owed to the Company's Chief Executive Officer for deferred salary, and (iii) $791,703 in accounts payable and accrued expenses, of which approximately $300,000 - $320,000 consisted of accounts payable that arose over six years ago. In view of the Company's liquidity constraints, the Company has not made payments with respect to such accounts payable referenced in (iii) above, and the creditors relating to such accounts payable have not sought payment over the last several years. The Company does not have sufficient working capital to satisfy its liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the deferred payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. Any such action could have a material adverse effect on the Company.
                                    -7-

Item 3. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chief Executive Officer/Principal Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's Exchange Act reports.

     During the fiscal quarter ended June 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                                      -8-

PART II
OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits -

     31.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

     32.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended June 30, 2003.







                                 -9-

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  August 13, 2003








                                -10-

                               Exhibit 31.1
                              CERTIFICATION


I, William Weiss, certify that:
     1. I have reviewed this quarterly report on Form 10-QSB of PaperClip Software, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2003                              By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 13, 2003                     BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer