Form 10QSB
period 2003-09-30
PAPERCLIP SOFTWARE INCE
filed 2003-11-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:__

            (Applicable only to Corporate Issuers)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



Class                                 November 13, 2003
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

PAPERCLIP SOFTWARE, INC.
CONDENSED  BALANCE SHEET
SEPTEMBER 30, 2003
UNAUDITED
                                                         September 30,
                                                                 2003
ASSETS                                                   -------------
  CURRENT ASSETS:
    Cash and cash equivalents                         $       152,109
    Accounts receivable (net of
      allowance for doubtful accounts
      of $55,000)                                             200,885
                                                         -------------
      Total Current Assets                                    352,994
                                                         -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              57,967
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                         -------------
                                                              274,825
    Less- Accumulated depreciation                            263,431
                                                         -------------
      Equipment, Furniture, and Fixtures, Net                  11,394
                                                         -------------
  OTHER ASSETS                                                 13,500
                                                         -------------
Total assets                                          $       377,888
                                                         =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $       715,185
    Accounts payable- related party                           720,119
    Deferred revenue                                          300,600
    Notes payable - current                                   129,691
                                                          -------------
      Total Current Liabilities                             1,865,595
                                                         -------------
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                       36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,426,318
Accumulated deficit                                       (21,032,485)
                                                         -------------
  Total Stockholders' Deficiency                           (1,487,707)
                                                         -------------
Total liabilities and
  stockholders' deficiency                            $       377,888
                                                         =============
See notes to condensed financial statements
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  AND NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
UNAUDITED

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER  30            SEPTEMBER  30,
                                                2003           2002          2003         2002
                                         ------------ --------------  ------------  -----------
NET SALES                                   $366,463       $382,117    $1,020,599   $1,083,407
                                         ------------ --------------  ------------  -----------

OPERATING EXPENSES:
Salaries and related benefits                210,704        185,039       657,410      616,455
Research and development expenses             62,437         78,951       210,398      220,572
Selling expenses                              35,380         43,036        86,126      105,308
General and administrative expenses           48,079         42,712       155,580      155,338
                                         ------------ --------------  ------------  -----------
     Total operating expenses                356,600        349,738     1,109,514    1,097,673
                                         ------------ --------------  ------------  -----------


     Income (loss) from operations             9,863         32,379       (88,915)     (14,266)
                                         ------------ --------------  ------------  -----------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)      -             -              26,394        -
Interest expense                              (3,900)        (3,800)      (11,700)     (11,600)
                                         ------------ --------------  ------------  -----------
      Total Other Income(Expense), Net        (3,900)        (3,800)       14,694      (11,600)
                                         ------------ --------------  ------------  -----------

NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                    5,963         28,579       (74,221)     (25,866)

Provision for income taxes                    -             -              -             -
                                         ------------ --------------  ------------  -----------

Net income (loss)                             $5,963        $28,579      ($74,221)    ($25,866)
                                         ============ ==============  ============  ===========

INCOME (LOSS) PER COMMON SHARE                 $0.00          $0.00        ($0.01)      ($0.00)
                                         ============ ==============  ============  ===========

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING                  8,196,521      8,196,521     8,196,521    8,196,521
                                         ============ ==============  ============  ===========

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
UNAUDITED

                                                        NINE  MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        2003         2002
                                                    ---------      ---------
OPERATING ACTIVITIES:
Net loss                                           $ (74,221)    $  (25,866)
Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities-
Depreciation                                           4,305         18,600
Extinguishment of debt                               (33,794)
(Increase) decrease in:
    Accounts receivable                               79,702        (11,524)
Increase (decrease) in:
    Accounts payable and accrued expenses            (65,491)       (35,655)
    Accrued interest on convertible debt              11,700         11,600
    Accounts payable - related party                  55,119         90,000
    Deferred revenues                                (92,300)       128,800
                                                    ---------      ---------
Net cash provided by (used for)
    operating activities                            (114,980)       175,955
                                                    ---------      ---------
FINANCING ACTIVITIES:
    Principal payments on note payable-ASI          (101,383)      (112,646)
                                                    ---------      ---------

INCREASE (DECREASE) IN CASH                         (216,363)        63,309

CASH AND CASH EQUIVALENTS
Beginning of period                                  368,472        265,837
                                                    ---------      ---------
End of period                                      $ 152,109     $  329,146
                                                    =========      =========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                           -              -
                                                    =========      =========

See notes to condensed financial statements
                                          -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30,  2003

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

NOTE C - GOING CONCERN

     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of September 30, 2003, current liabilities exceed current assets by $1,512,601 and total liabilities exceed total assets by $1,487,707. These factors as well as the uncertain conditions the Company faces regarding the delinquency of certain accounts payable, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note F - RELATED PARTY TRANSACTION

     Mr. William Weiss, ("Weiss"), Chief Executive Officer and Treasurer of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. From 1997 through March 31, 2003, Mr. Weiss had assigned his right to receive payment of the compensation to another company he is affiliated with. Commencing as of April 1, 2003, such compensation is again payable directly to him. At September 30, 2003, the Company has accrued $720,119 in deferred compensation to Mr. Weiss, which is recorded as accounts payable - related party on the balance sheet.


PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, the Company's ability to generate sufficient cash flow from the sale of its products and its tax losses to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees. Further, the results of operation for the third quarter period are not necessarily indicative of results of operation for a full year or any other period. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and notes thereto as well as the unaudited September 30, 2003 condensed financial statements and notes thereto.

     Three Months and Nine Months Ended September 30, 2003 Compared with Three Months and Nine Months Ended September 30, 2002

     Net sales of the Company decreased by $15,654 or 4% to $366,463 for the three months ended September 30, 2003 from $382,117 for the three months ended September 30, 2002 and decreased by $62,808 or 6% to $1,020,599 for the nine months ended September 30, 2003 from $1,083,407 for the nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003 was due to a decrease in the number of customers who elected to upgrade to newer versions of the Company's products. The decrease for the nine months ended September 30, 2003 was due to a decrease in sales of the Company's products, partially offset by an increase in revenues from customers upgrading to newer versions of the Company's products.


     Salaries and related benefits increased by $25,665 or 14% to $210,704 for the three months ended September 30, 2003 from $185,039 for the three months ended September 30, 2002 and increased by $40,955 or 7% to $657,410 for the nine months ended September 30, 2003 from $616,455 for the nine months ended September 30, 2002. The increase was due to an increase in salaries to sales, general and administrative personnel used to market the Company's product line.

     Research and development expenses decreased by $16,514 or 21% to $62,437 for the three months ended September 30, 2003 from $78,951 for the three months ended September 30, 2002 and decreased by $10,174 or 5% to $210,398 for the nine months ended September 30, 2003 from $220,572 for the nine months ended September 30, 2002. The decreases were due to a decrease in outside services related to research and development personnel.

     Selling expenses decreased by $7,656 or 18% to $35,380 for the three months ended September 30, 2003 from $43,036 for the three months ended September 30, 2002 and decreased by $19,182 or 18% to $86,126 for the nine months ended September 30, 2003 from $105,308 for the nine months ended September 30, 2002. The decrease resulted from a decrease in advertising expenses offset by an increase in travel expenses.

     General and administrative expenses increased by $5,367 or 13% to $48,079 for the three months ended September 30, 2003 from $42,712 for the three months ended September 30, 2002 and increased by $242 to $155,580 for the nine months ended September 30, 2003 from $155,338 for the nine months ended September 30, 2002. The increase was due to an increase in professional fees offset by a decrease in depreciation expense.

     Other income (expense) increased by $26,294 to $14,694 for the nine months ended September 30, 2003 from $(11,600) for the nine months ended September 30, 2002. The increase was due to the extinguishment of a note payable to Access International Inc. as described below.

     For the three and nine months ended September 30, 2003, there is no provision for income taxes, as the Company has net operating losses to offset net income.

     Net income decreased by $22,616 to $5,963 for the three months ended September 30, 2003 from $28,579 for the three months ended September 30, 2002 and the net loss increased by $48,355 to ($74,221) for the nine months ended September 30, 2003 from ($25,866) for the nine months ended September 30, 2002. The decrease in net income for the three months ended September 30, 2003 and the increase in loss for the nine months ended September 30, 2003 were due to lower revenues,and an increase in salaries and professional fees, partially offset by the gain resulting from the extinguishment of debt.

Liquidity and Capital Resources
September 30, 2003 Compared with December 31, 2002

     As of September 30, 2003, the Company had an accumulated deficit of $21,032,485. The Company continues to incur operating losses. The Company had negative working capital of $1,442,685 and $1,512,601 as of December 31, 2002 and September 30, 2003, respectively. The increase in negative working capital of $69,916 was due to an increase in net loss for the nine months ended September 30, 2003.

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

     Presently, the Company funds working capital from revenues it receives from the sale of its products. As of September 30, 2003, the Company had aggregate liabilities in excess of $1.9 million. Such amount of aggregate liabilities includes (i) $300,600 in annual support contracts, which are recorded as deferred revenue for accounting purposes and pro-ratably reclassified to sales as such contracts expire and income is earned, (ii) $720,119 owed to the Company's Chief Executive Officer for deferred salary, and (iii) $715,185 in accounts payable and accrued expenses, of which approximately $300,000 to $320,000 consisted of accounts payable that arose over nine years ago. In view of the Company's liquidity constraints, the Company has not made payments with respect to such accounts payable referenced in (iii) above, and the creditors relating to such accounts payable have not sought payment over the last several years. The Company does not have sufficient working capital to satisfy its liabilities. While the Company has been successful to date in negotiating arrangements with its creditors for the deferred payment of its liabilities, there can be no assurance that such arrangements will continue. In addition, there can be no assurance that the Company's creditors will not institute an action for the repayment of such amounts and if such action is taken against the Company, that the Company would be able to satisfy such amounts. Any such action could have a material adverse effect on the Company.
                                    -7-

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

     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chief Executive Officer/Principal Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's Exchange Act reports.

     During the fiscal quarter ended September 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                                      -8-

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

 (b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 2003.







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



Date:  November 14, 2003








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

Date:  November 14, 2003                            By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 14, 2003                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer