Form 10KSB
period 2003-12-31
PAPERCLIP SOFTWARE INCE
filed 2004-03-30
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


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

Title of each class: None             Name of exchange on which registered: N/A

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenue for the fiscal year ended December 31, 2003 was $1,569,843. As of March 3, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $631,500 (based on the closing price of the OTC Bulletin Board on March 3, 2004). As of March 3, 2004, there were 8,196,521 shares of the registrant's common stock outstanding.

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

     The Company developed its WebServer(TM) Product, which is an add-on to the Systems. This product provides full security for documents stored on a PaperClip System, enables users to make the documents available to anyone with a Web Browser and makes a user's document repository accessible via the Internet or a private intranet. In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line. The Company offers NOSS as part of its systems as well as a stand-alone product. The Company has developed the next generation of the NOSS product, which has been deployed on the Microsoft Windows NT server platform. The Company markets the Systems and associated products domestically (i) through a mass distributor, Z Source, which sells to a value added reseller ("VAR") channel that currently consists of approximately 20 resellers and (ii) directly through such VARs. The Company markets its products internationally through approximately 3 VARs.

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

     The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services. The Company's principal products are the Professional, Workgroup and Enterprise Editions, as well as the Internet Express and eXpressLink products.

    There can be no assurance that the Company's products will achieve broader market acceptance or result in significant revenue to the Company.


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


Capture Product Line - DECS

     DECS (Document EDI Capture Suite) is a set of applications with which end users and business applications will collect electronic documents and / or Electronic Data Interchange (EDI) into an Electronic Document Exchange ("EDX") V2.0 Package for transmission to an IDM solution or EDI application or both. DECS provides the tools for collecting scanned images, documents printed to the DECS Print Driver, file import, keyed and file captured EDI. This data can be transformed, packaged and transported to the recipient for further processing as an EDX V2.0 Package. DECS is a remote electronic document EDX packaging system that provides scanning, printing, filing and Electronic Data Interchange ("EDI") capture producing capabilities, and creates EDX Packages for Internet Express ("IE"), eXpressLink ("XL"), the Systems and/or any EDX compliant solution.

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

Internet Express

     Internet Express is an extranet designed to exchange electronic documents as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of EDX packages across the Internet. IE has expanded to four delivery options, IE Client, Secure Email, Secure Hosting, and Secure Fax. Service traffic for the year increased from 30,000 transactions in 2002 to over 100,000 transactions in 2003.

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

PaperClip BarCode

     PaperClip developed and released a BarCode recognition solution where bar-coded documents are automatically received and filed. The solutions includes the ability to create bar-coded cover sheets and a server engine capable of reading the same. Documents can be scanned or faxed directly to the recognition engine.


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

     The Company has a sales force of four persons. While management will attempt to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.

Value Added Reseller Network

     To date, revenue sources are approximately evenly divided between VAR sales and internal services. The Company currently has approximately 23 VARs, of which approximately 20 VARs are in the United States and approximately 3 are abroad.

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

Customers And Sales

     The Company had net sales of $1,569,843 in 2003 and $1,443,797 in 2002. Lumtron, an OEM, and ImageTek, a VAR, accounted for 19% and 12%,respectively, of the Company's sales in 2003. ImageTek and BISYS, a direct customer, each accounted for 16% of the Company's sales in 2002. In 2003, the Company commenced a lawsuit against IMAGETek in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $145,000. The Company has been working with IMAGETek to resolve the issues and has not proceeded further with the suit. As of March 19,2004 ImageTEk has reduced its payable to Paperclip by approximately $50,000. The Company has set up what it believes is an adequate bad debt reserve to cover this accounts receivable. Three customers represented 94% of accounts receivable at December 31, 2003, and two customers represented 48% of accounts receivable at December 31, 2002. Significant new customers added in 2003 are E-Trade Financial Corporation, Travelers Insurance Company and Leader One Mortgage, although none of these customers represent 10% of the revenues of the Company.

Customer Support And Service

     The Company presently provides telephone support to its VARs and OEMs. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Workgroup, Enterprise and Professional Editions, which are provided by telephone support directly from the Company's technical support center.

Product Development

     At present, the Company's systems are being developed by a combination of in house staff and, when necessary, outside consultants. PaperClip expended approximately $283,000 and $288,000 on research and development in 2003 and 2002, respectively.

     Existing and future competing products that may be offered at lower prices, or that may have superior technological and performance characteristics, could adversely affect sales of the Systems and/or other products offered by the Company. Management expects that growing demand for efficient and cost-effective solutions for document management and imaging will continue to drive the developments of new technologies that may be more sophisticated than the Company's products and that the Company's ability to continue to compete depends upon its ability to continue to enhance successfully its existing products and to develop new products that meet the changing needs of end-users. If the Company is unable to successfully enhance its existing products or to develop new products, it may have a material adverse effect on the Company's operations and profitability.
                                          -7-

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


Product Protection

     The Company relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its proprietary rights in its technology. The Company previously obtained from the U.S. Patent and Trademark Office a registered trademark for PAPERCLIP SOFTWARE AND DESIGN in August 1993 and obtained a registered trademark for PAPERCLIP IMAGING SOFTWARE AND DESIGN in February 1993. Both of those registrations were allowed to expire because they were for forms of the mark no longer in use. The Company was issued a Certificate of Registration for the Trademark Paperclip on November 20, 2001. Although to the best of Company's knowledge no other person or entity owns any U.S. registered trademark for the mark "PaperClip" in connection with software or imaging products, there is a registration filed by a third party for "Technology As Easy To Use As A PaperClip"(tm) for consulting on computer hardware, software and systems in the fields of sales automation, order processing, voicemail, paging, dictation, transcription and telecommunications and off-site employee programs and businesses. While the Company does not believe there is any likelihood of confusion raised by the use of such mark, if such confusion were alleged, the Company would rely on its prior common law rights. If any claim is asserted, the Company may be forced to expend significant effort, time and funds to defend against it. If the Company is not successful in defending against such a claim, the Company would be required to adopt a different name and would incur costs as a result thereof.

     The Company owns registrations for the trademark PAPERCLIP IMAGING SOFTWARE & DESIGN in Canada, but does not now own registrations or pending applications for trademark registration in other countries in which the Systems and the Company's other products are sold.

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


Components Provided By Others

     The Systems require licenses, which the Company has obtained, from, Merant AccuSoft Corporation, and Snowbound Software and may require licenses from Pegasus Imaging Corporation and Sybase Inc.

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

     There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, Hyland Software, Optika Imaging Systems Incorporated, OTG (a division of EMC) and LaserFiche Document Imaging. The
Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. and IBM Corporation. Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. Nor can there by any assurance that new companies will not introduce new systems with better features and functions than the Systems. There are a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. Significant email based competitors United Parcel Service and Pitney Bowes departed the market during 2002, stating that the market requires industry customization to be truly effective and that is beyond their scope. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange. Intellisys provides a central repository and sells retrieval and communications with selected carriers as their service. It contracts with the smaller brokers where outsourcing to the broker makes more sense. PaperClip's document management customers are the larger volume brokers. Intellisys is an Internet Express customer.

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

Employees

     As of March 4, 2004, the Company's full-time staff of 14 employees includes 6 employees engaged in development and systems testing, 4 engaged in sales, marketing and technical support, 1 in Business Services and 3 engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company intends to utilize consultants to supplement its systems development, sales and marketing efforts, when necessary.

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

Recent Developments

     In November 2000, the Company and Access Solutions International, Inc. ("Access") entered into a Series A Preferred Stock Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued 3,649,543 shares of the Company's Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), to Access as payment in full of an amount equal to $2,305,506 which represented advances made to the Company by Access pursuant to a prior management agreement plus accrued interest of $384,786 on such advances. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock, subject to adjustment and anti-dilution protection upon certain events. In addition, in connection with the Purchase Agreement, the Company and Access entered into an Agreement, dated as of November 1, 2000, pursuant to which, among other things, the Company agreed to issue a new Promissory Note (the "New Note") in the amount of $405,530 in exchange for the cancellation of a promissory note in the principal amount of $300,000 issued to Access by the Company on January 29, 1997 (the "Old Note") and Access and the Company agreed to release each other from certain claims. Pursuant to the New Note issued to Access in November 2000, the Company was required to repay the $405,530 principal amount over a 36-month period. There was no interest on the New Note unless the Company did not pay principal when due.

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

     In 1999, 2000, 2001, 2002 and 2003, the Company applied for a Technology Tax Certificate with the State of New Jersey Economic Development Authority. The program allowed the Company to sell its New Jersey tax losses to a New Jersey company that could utilize the losses. The Company received approximately $351,000 in 2000, $223,000 in 2001, $191,000 in 2002, and $127,000 in 2003, from selling a portion of its losses. As of the end of 2003 the Company has sold all its New Jersey tax losses, and no further funds will be available from this source. As a result, the Company's sole source of capital will be through cash flow generated by operations or from sales of equity in the future. There can be no assurance that the Company will have sufficient funds to pay its creditors, file required documents with the Securities and Exchange Commission and maintain its operations.

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

ITEM 3.  Legal Proceedings.

     In 2003, the Company commenced a lawsuit against IMAGETek in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $145,000. The Company has been working with IMAGETek to resolve the issues and has not proceeded further with the suit. As of March 19,2004 ImageTEk has reduced its payable to Paperclip by approximately $50,000. The Company believes that its bad debt reserve is adequate to cover this accounts receivable.

     The Company is not a party to any material pending legal proceedings.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

     No matters were  submitted to a vote of security  holders during 2003.

                                     PART II

ITEM 5.  Market For Common Equity And Related Stockholder Matters.

                    Common
                     Stock


2003              High      Low
First             0.09     0.05
Second            0.08     0.05
Third             0.07     0.05
Fourth            0.08     0.02

2002              High     Low
First             0.05     0.02
Second            0.19     0.03
Third             0.07     0.02
Fourth            0.07     0.03

     The above prices per share were the bid prices during such periods as reported by Bloomberg News Service for OTC market quotations. Such quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company's securities are presently traded on the OTC Bulletin Board. As of December 31, 2003, there were approximately 700 holders of record of the Company's shares of Common Stock. The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock Certificate of Designation restricts the declaration, payment and setting aside of any dividends without the consent of the holders of the Requisite Percentage (as defined in such Certificate) of Series A Preferred Stock.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net sales of Paperclip increased by $126,046 or 9% to $1,569,843 for the year ended December 31, 2003 from $1,443,797 for the year ended December 31, 2002. The increase was due to an increase in sales of the Company's Workgroup and Enterprise Editions, partially offset by a decrease in revenues from customers upgrading to newer versions of the Company's products.

     Salaries and related benefits increased by $98,144 or 12% to $892,430 for the year ended December 31, 2003 from $794,286 for the year ended December 31, 2002. The increase was due to an increase in salaries to sales, marketing and administrative personnel and the addition of one administrative employee.

     Research and development expenses decreased by $5,604 or 2% to $282,731 for the year ended December 31, 2003 from $288,335 for the year ended December 31, 2002. The decrease was due to a decrease in purchase of computer software related to research and development.

     Selling expenses decreased by $21,397 or 16% to $114,468 for the year ended December 31, 2003 from $135,865 for the year ended December 31, 2002. The decrease resulted from a decrease in advertising expenses partially offset by an increase in travel expenses.

     General and administrative expenses increased by $17,711 or 9% to $214,158 for the year ended December 31, 2003 from $196,447 for the year ended December 31, 2002. The increase was due to an increase in professional fees partially offset by a decrease in depreciation expense.

     Other income increased by $241,011 to $416,577 for the year ended December 31, 2003 from $175,566 for the year ended December 31, 2002. The increase was primarily due to a reduction of accounts payable due to the expiration of the statute of limitations on $278,767 in accounts payable owed by the Company, and by a gain due to the extinguishment of a note payable to Access Solutions International, Inc. as described below, offset by a decrease in amounts realized from the sale of tax credits in 2003 as compared to 2002.

     Provision for income taxes increased by $17,000, because the Company used up all its prior New Jersey net operating loss carryforwards, offset by a deferred tax asset of $11,600 .

     Net income increased by $261,203 to $453,733 for the year ended December 31, 2003 from $192,530 for the year ended December 31, 2002. The increase was primarily due to an increase in sales, the reduction of accounts payable and the gain resulting from the extinguishment of debt, which was partially offset by an increase in salaries and professional fees.

LIQUIDITY AND CAPITAL RESOURCES
     For the year ended December 31, 2003, the Company's net income was $453,733. For the year ended December 31, 2002, the Company's operations resulted in net income of $192,530. As of December 31, 2003, the Company had an accumulated deficit of $20,504,531. Although the Company reported operating income of approximately $66,000 during fiscal year 2003, the Company's management is forecasting for 2004 continued positive trends for sales, operating income, net income and cash flows. Net cash provided by operating activities was $40,800 and $138,867 for the years ended December 31, 2003 and December 31, 2002, respectively. The Company's ability to meet its forecast is subject to broader acceptance of its product lines, its ability to continue to realize revenues from its two largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein.

     On March 20, 2003, the Company and Access Solutions International, Inc.("Access") entered into an agreement (the "Note Repayment Agreement"), pursuant to which the Company paid Access an amount equal to $101,382.48 as payment in full of all obligations arising under a note dated as of November 1, 2000 (the "Note"). The remaining principal amount on the Note immediately prior to its satisfaction was $135,176.64. Pursuant to the Note Repayment Agreement, the parties also terminated that certain Security Agreement, dated as of January 29, 1997 (the "Security Agreement"), which had secured the payments of all amounts due under the Note, and the parties released each other from certain claims, including claims under the Note and the Security Agreement. In addition, on March 20, 2003, Access sold 3,649,543 shares of the Company's Series A Preferred Stock, par value $0.01 per share, to William Weiss, the Company's Chief Executive Officer , for an aggregate of $106,986.29 which was paid using Mr. Weiss's personal funds. Such consideration represents a discount to market which takes into account the fact that the shares of Series A Preferred Stock are restricted securities and are not freely tradeable. On December 31, 2003, Mr. Weiss sold an aggregate of 1,115,674 of such shares to certain employees of the Company, including Michael Bridges, the Company's President, and to certain other investors for a purchase price per share equal to his cost per share.

     Presently, the Company funds working capital from revenues it receives from the sale of its products. Over the preceding five fiscal years, the Company received an aggregate of approximately $1,500,000 from the sale of its tax losses, but does not anticipate any additional proceeds from such sales in the future. As of December 31, 2003, the Company had aggregate liabilities in excess of $1.6 million. Such amount of aggregate liabilities includes (i) $276,150 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified, on a pro rata basis to sales as such contracts expire and income is earned, (ii) $459,008 in accounts payable and accrued expenses, and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $710,000 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2005.

     At December 31, 2003, the Company had net Federal operating loss carry forwards ("NOL") of approximately $19,740,000 for financial reporting purposes. Due to losses sustained by the Company for both financial and tax reporting through 2002, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a valuation allowance of $6,048,400 against the potential tax deferred tax asset of $6,060,000. The Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized $623,135, $ 351,335, $223,000, $191,000 and $127,000 in 1999, 2000, 2001, 2002 and 2003 respectively, from the sale of its New Jersey net operating losses and research tax credits. As noted above, no additional proceeds are anticipated from such sales in the future.

     For 2004, the Company anticipates that it will need approximately $1,600,000 in order to fund its operations . The Company's management believes that cash from the sale of its products will enable it to meet its anticipated cash requirements for the next 12 months. Management's belief is based on the 2004 forecast, which indicates continued positive trends for sales, operating income, net income and cash flows. There can be no assurance that the Company will generate enough cash from the sale of its products to meet its anticipated cash requirements for the next 12 months. If the Company does not generate enough cash to meet its requirements for the next 12 months, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.


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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Notwithstanding the foregoing, the Company believes that the Company's operations are of such a nature that management is not required to make estimates and assumptions about highly uncertain matters such that differences in such estimates would have a material impact on the presentation of the Company's financial statements. Accordingly, the Company believes that none of its significant accounting policies (see Note 2 in the Notes to the
Financial Statements) require additional disclosure as being "critical accounting policies."
                                          -18-

ITEM 7.  Financial Statements.

        The Financial Statements can be found following Part III of this Report.





ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

           None

ITEM 8A    CONTROLS AND PROCEDURES.

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

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

     The directors and executive officers of the Company as of March 1, 2004 are as follows:
Name                       Age          Position

William Weiss              60           Chief Executive Officer; Treasurer;
                                        Director

D. Michael Bridges         49           President, Director

Michael Suleski            43           Vice President, Engineering; Secretary;
                                        Director


     WILLIAM WEISS, a founder of the Company, has been Chief Executive Officer and a director of the Company since its formation in October 1991. From January 1980 until March 31, 2003 Mr. Weiss had also been an executive officer (and President of Medical Registry Services, Inc., a computer software company which sells and services a computerized system for cancer record keeping in hospitals. Mr. Weiss devotes approximately 40 hours per week to the Company. Mr. Weiss received a B.S. from the Wharton School of the University of Pennsylvania and a J.D. from New York Law School.

     D. MICHAEL BRIDGES, President, rejoined the Company in March, 2000 after providing consulting services to the Company from August 1998 to March 2000. Mr. Bridges served as the Company's Vice President of Marketing & Sales and Director of Corporate Services from February 1995 to August 1998. Mr. Bridges received a B.S. from Rowan University and served as a Captain in the United States Marine Corps.

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

     The Company's directors were elected at the last annual meeting of stockholders and hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.

     There are no family relationships among any of the directors or officers.

     The Company's officers are chosen by the Board of Directors and serve at the pleasure of the Board. The loss of the services of any one of William Weiss,
D. Michael Bridges or Michael Suleski could have a material adverse effect on the Company.

Board of Advisors

     In January 2004, the Company formed an Advisory Board consisting of distinguished professionals and entrepreneurs who will provide guidance and advice to the Company and serve as a sounding board for the management team. The Advisory Board members will share experiences with colleagues and voice opinions on the technologies transforming electronic document management and its end communications. The Company believes that the input of its Board of Advisors will influence the development of new products and improve existing technologies. The current Advisory Board members are as follows:

     MICHAEL SINNECK most recently served as Corporate Vice President for Worldwide Services of Microsoft. Prior to working at Microsoft, Mr. Sinneck worked for 34 years in all aspects of information technology development and management, with a focus on services, recently as vice president of business operations at IBM Global Services Americas. In previous positions, Mr. Sinneck was responsible for developing and deploying service line concepts for improved systems integration and application development across 14 industries.

     DAVID MATTHEWS Mr. Matthews' recently served as President & COO of RBC Mortgage, Chicago, IL. Mr. Matthews served as President of Ultraprise, a B2B company focused on the financial services secondary markets. Mr. Matthews also held senior vice president and CIO positions for Chase Mortgage, Chase Manhattan Bank and Chemical Residential Mortgage Corporation, Chemical Bank.

     KEVIN A. VOLPE has more than 18 years of hands-on leadership and direction for corporate and business development, identifying partner companies and negotiating major contracts. He has been a key member of the executive management team and business strategist for a significant public company responsible for worldwide client support, financial management, consultation and implementation for information technologies.

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


Compliance with Section 16

     Section 16(a) of the Exchange Act requires certain persons, including the Company's directors and executive officers, and beneficial owners of more than 10% of the Company's equity securities, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. Based on material provided to the Company by such directors, officers and beneficial owners of more than 10% of the Company's equity securities, the Company believes that during the fiscal year ended December 31, 2003, there was compliance with all such filing requirements, except for Mr. Weiss and Mr. Bridges who inadvertently neglected to file Form 4's to reflect the sale of shares of Series A Preferred Stock by Mr. Weiss to certain individuals, including Mr. Bridges. Such forms were subsequently filed on March 26, 2004.

ITEM 10.  Executive Compensation.

     The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 2003 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000. The Board determines the compensation of the Company's executive officers, none of whom received increases in their salaries, or a bonus, in 2003.

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
                             Annual Compensation                                Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
Name and Other                         Bonus      Annual            Stock         Options/SARs (#)Payouts    All
 Position         Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)
Compensation
--------------------------------------------------------------------------------------------------------------------------
William Weiss     2003      120,000   0           0                 0                0               N/A         N/A
                  2002      120,000   0           0                 0                0               N/A         N/A
CEO (1)(2)        2001      120,000   0           0                 0                0               N/A         N/A

--------------------------------------------------------------------------------------------------------------------------
Michael Suleski   2003      105,000   0           0                 0                0               N/A         N/A
                  2002      105,000   0           0                 0                0               N/A         N/A
Vice President    2001      105,000   0           0                 0                0  (2)          N/A         N/A
Engineering (1)
--------------------------------------------------------------------------------------------------------------------------

D Michael Bridges 2003      107,800   0           0                 0                0               N/A         N/A
                  2002      107,800   0           0                 0                0               N/A         N/A
President         2001      107,800   0           0                 0                0               N/A         N/A

--------------------------------------------------------------------------------------------------------------------------

     (1) The Company presently has no employment contract with William Weiss or Michael Suleski.

     (2)As of December 31, 2003, $710,119 is owed to William Weiss for past salaries accrued but not paid.
                                  -22-

Option/SAR Grants

     During the fiscal year ended December 31, 2003, there were no options granted to either the Company's Chief Executive Officer or any of its principal officers.

     The table below indicates that no options/SARs were exercised during fiscal year 2003 by the Company's Chief Executive Officer and each of its principal executive officers and shows the value of their unexercised options/SARs.

               AGGREGATED  OPTION/SAR  EXERCISES IN FISCAL YEAR 2003
                  AND OPTION/SAR VALUES AT DECEMBER 31, 2003




                                                                                                Value of Unexercised
                                                                      Number of Securities      In-the-Money
                                                                      Underlying                Options/
                                                                      Unexercised Options/SARs  SARs at
                                                                      at FY-end                 FY-End
                          Shares Acquired On         Value            Exercisable/              Exercisable/
    Name               Exercise (#)         Realized ($)              Unexercisable (#) (1)     Unexercisable($)
----------------------- ---------------------- ---------------------- --------------------------- ---------------------

William Weiss                     0                   0                  770,921/0                  0/0
D. Michael Bridges                0                   0                  409,000/0                  0/0
Michael Suleski                   0                   0                  744,921/0                  0/0



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

1993 Stock Option Plan

     In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Stock Plan") covering 68,912 shares of Common Stock, pursuant to which employees (other than directors) of the Company were eligible to receive stock options. The 1993 Stock Plan expired on February 1, 2003. The expiration of the plan does not void outstanding options for shares which still have part of their 10 year term remaining.

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

     Upon the exercise of an option, the option holder must pay the Company the exercise price plus the amount of the required federal and state withholding taxes, if any. The 1995 Stock Plan allows an optionee, subject to approval of the Committee, to pay the exercise price in shares of common stock, only if such shares of common stock have been held by the optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes (and otherwise meeting any other requirements to avoid such charge). The 1995 Stock Plan also allows an Optionee, subject to approval of the
Committee, to pay the exercise price pursuant to a broker-assisted cashless-exercise program established by the Committee; provided in each case that such methods avoid "short-swing" profits to the optionee under Section 16(b) of the Exchange Act. Withholding taxes due upon such exercise may also be satisfied pursuant to such broker-assisted cashless-exercise program. The 1995 Stock Plan limits the availability of the alternative to pay the exercise price pursuant to a broker-assisted cashless-exercise program so that such alternative is not available with respect to incentive stock options outstanding as of October 29, 1996. The 1995 Stock Plan permits limited transferability of stock options primarily for estate planning purposes. As of December 31, 2003, options to acquire 3,819,222 shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 589,872 options had expired, 95,508 options had been exercised and 3,133,842 options were outstanding.

Option Plan for Consultants

     In February 2004, the Board of Directors of the Company adopted a stock option plan (the "2004 Stock Plan"). Only consultants and members of the Board of Advisors are eligible to participate in this plan. The 2004 Stock Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 600,000 shares. The 2004 Stock Plan provides that it shall be administered by a committee (the "Committee") consisting of either the full Board of Directors or a committee consisting of at least two directors. The Committee has the full power and authority, subject to the provisions of the 2004 Stock Plan, to designate participants, grant options and determine the terms of all options. The terms of specific options granted under the 2004 Stock Plan are determined by the Committee. The term of each option is also determined by the Committee, but no option may be exercisable after ten years have elapsed from the date upon which the option is granted. In February 2004, the Board awarded five-year options for an aggregate of 500,000 shares to the members of the Board of Advisors under the 2004 Stock Plan at an exercise price of $.07 per share, the market price of the Common Stock on the date of grant.



Long-Term Incentive Plan

     The Company did not grant any awards to executive officers under any long-term incentive plan during fiscal year 2003.


Compensation of Directors

     Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 20,2004 the number of shares of Common Stock and Series A Preferred Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock or the Series A Preferred Stock, as the case may be, known to the Company and the respective percentage ownership of the outstanding Common Stock and Series A Preferred Stock held by each such holder and group:


                                               Common  shares            Series  Preferred A shares
                                    ----------------------------------  --------------------------
Name and Address                            Number         Percentage     Number        Percentage
of Beneficial Owner                       of Shares (1)     of Class    of Shares         of Class
----------------------------------      ----------------  ------------  ----------------  ----------

William Weiss   (2)                       3,569,643(3)        31.04%   2,533,869          69.4%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

Michael Suleski (2)                         780,936(4)         8.73%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604

D. Michael Bridges                          560,500(5)         6.40%    150,000            4.1%
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


A11 Officers and Directors
as a group (3 persons)                     4,911,079           38.35%  2,683,869          73.5%

     (1) Unless otherwise indicated below, all shares are owned beneficially and of record.

     (2) William Weiss and Michael Suleski are founders of the Company.

     (3) Includes (a) 770,921 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan, and (b) 2,533,869 shares of Common Stock issuable upon the conversion of 2,533,869 shares of Series A Preferred Stock.

     (4) Includes 744,921 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan.

     (5) Includes 409,000 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan, and 150,000 shares of Common Stock issuable upon the conversion of 150,000 shares of Series A Preferred Stock.

                        EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information, as of December 31, 2003, about the Company's 1993 Stock Option Plan and 1995 Stock Option Plan, the material features of which are described in this report under "Item 10-Executive Compensation." Although the 1993 Stock Option Plan expired in February 2003,the options with unexercised terms remain outstanding under such plan and are included in the table below.

All  outstanding  awards  relate to the Company's common stock.

                                Number of securities                                       Number of securities remaining
                                  to be issued upon                   Weighted-average     available for future issuance
                                      exercise of                     exercise price of    under equity compensation
                                outstanding options,                 outstanding options,  (excluding securities
                                warrants and rights                   warrants and rights  reflected in column (a))
                                       (a)                                  (b)                   (c)
-------------------     -----------------------------------     -------------------------- ----------------------------------
Equity compensation                 3,158,525(1)                                $.38                 796,333(2)
plans approved by
security holders


Equity compensation
plans not approved by
security holders

-------------------       -----------------------------------     ------------------------ ----------------------------------

     Total                          3,158,525                                                         796,333
===================       ===================================     ======================== ==================================


     (1) Represents 3,138,342 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1995 Stock Option Plan and 20,183 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1993 Stock Option Plan, which expired February 1, 2003.
     (2) Represents 776,150 shares of Common Stock available for future issuance under the 1995 Stock Option Plan and 20,183 shares of Common Stock available for future issuance under the 1993 Stock Option Plan, which expired February 1, 2003.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As described in this report under "Item 1-Description of Business-Recent Developments," Weiss and Access entered into a Stock Purchase Agreement, dated as of March 20, 2003, pursuant to which Weiss purchased from Access 3,649,543 shares of Series A Preferred Stock of the Company, par value $0.01 per share, (the "Preferred Shares"). Weiss is the Chief Executive Officer and Treasurer of the Company as well as a director and 10% beneficial owner of the Company. The Preferred Shares are convertible into shares of Common Stock at a ratio of one-to-one, subject to certain customary anti-dilution adjustments as set forth in the Certificate of Designations governing the Preferred Shares. Upon purchase of the Preferred Shares, Weiss became a successor to Access under that certain Registration Rights Agreement, dated as of November 1, 2000, by and between the Company and Access, thereby conferring upon Weiss certain registration rights relating to the shares of Common Stock issuable upon conversion of the Preferred Shares. The consideration for the Preferred Shares was $106,986.29 and was paid using Weiss' personal funds. Such consideration represents a discount to market which takes into account the fact that the Preferred Shares are restricted securities and are not freely tradeable. On December 31, 2003 Mr. Weiss sold at his cost 1,115,674 Preferred Shares to certain employees and investors in the Company, including 150,000 of such shares to Mr. Bridges, President of the Company. In addition, Mr. Weiss receives compensation of $10,000 per month as part of an oral employment arrangement. However, in lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During part of 2003 and all of 2002 Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. During 2003, Mr. Weiss and his related company received approximately $75,000 of past due compensation. At December 31, 2003, the Company had accrued $710,119 in deferred compensation to Mr. Weiss, or his affiliated company which is recorded as long term notes payable - related party on the balance sheet. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2005.






Item 13.  Exhibits List, and Reports on Form 8-K.

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.1(a)   Certificate of Amendment to Certificate of Incorporation.(3)
3.1(b)   Series A Preferred Stock Certificate of Designations.(3)
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
4.1      Promissory Note issued on November 1, 2000 to Access Solutions
                  International, Inc.
10.1     1993 Stock Option Plan. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     Form of End User License. (1)
10.4 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
        1996), (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997.(2)
10.5 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995)
10.6 Security Agreement, dated January 29, 1997, by and between Access Solutions International, Inc. and PaperClip Software, Inc. (2)
10.7 Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc.(3)
10.8 Series A Preferred Stock Purchase Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.9 Registration Rights Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.10 Employment Agreement dated as of January 1, 2000 between Paperclip Software, Inc. and D. Michael Bridges. (3)
10.11 Agreement, dated March 20, 2003, by and between Access Solutions International, Inc. and PaperClip Software, Inc.(4)
10.12 Agreement, dated December 31,2003 , by and between PaperClip Software, Inc. and William Weiss
23.1    Consent of Sobel & Co., LLC
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-92768NY).
(2) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 000-26598).
(3) Incorporated by reference from the Registrant's Form 10-KSB for the Fiscal year December 31, 2000 (File No. 000-26598)
(4)      Incorporated by reference from the Registrant's Form 10-KSB for the
           Fiscal year December 31, 2002 (File No. 000-26598)


(a)       Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the period covered by this report.
                                          -30-

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Sobel & Co., LLC ("Sobel") has been selected as the Company's principal independent auditors for fiscal 2004. Sobel was the Company's principal accountant for the fiscal year ended December 31, 2003.

     The following is a summary of the fees billed to the Company by Sobel for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

                                  Percentage of                        Percentage of
                                    2003 Fees                            2002 Fees
Fee Category          Fiscal 2003  Approved by the  Fiscal 2002 Fees   Approved by the
                          Fees        Board                                 Board
-------------        ------------ ----------------  ----------------   ---------------

Audit Fees              $21,000         100%             $20,388               100%
Audit-Related Fees          -                               -
Tax Fees                    -                               -
All Other Fees              -                               -
                      ---------                         ---------
Total Fees              $21,000                         $20,388
                      =========                         =========

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in the Company's quarterly reports on Form 10-QSB and related services.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     All Other Fees. Consists of fees for services other than the services reported above.

     The Company does not have any independent directors and therefore does not have an audit committee. The full Board of Directors is performing the functions of the audit committee. The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. As illustrated in the table set forth above, the Board of Directors pre-approved each audit and non-audit service rendered to the Company by its independent Auditors and no services were approved using the de minimus exception afforded by Rule 2-01(c)(7)(i)(C) of Regulation S-X.
                                     -31-

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


                                  Date: March 29, 2004


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 29, 2004
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ D Michael Bridges     Director, President             March 29, 2004
D Michael Bridges

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 29, 2004
                          Engineering and Secretary

                             PAPERCLIP SOFTWARE, INC.

                             FINANCIAL STATEMENTS

                            DECEMBER 31, 2003 AND 2002

PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 2003 AND 2002



TABLE OF CONTENTS


                                                             Page

Independent Auditors' Report                                    1


Financial Statements:

    Balance Sheet                                               2


    Statements of Income For The Years Ended
       December 31, 2003 And 2002                               3


    Statements of Changes in Stockholders' Deficiency
       For The Years Ended December 31, 2003 And 2002           4

     Statements of Cash Flows For The Years Ended
       December 31, 2003 And 2002                               5


Notes to Financial Statements                                   6

INDEPENDENT AUDITORS' REPORT




To the Board of Directors
PaperClip Software, Inc.

     We have audited the accompanying balance sheet of PaperClip Software, Inc. (a Delaware corporation) as of December 31, 2003 , and the related statements of income, changes in stockholders' deficiency, and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Sobel & Co., LLC
                                                   Certified Public Accountants
March 12, 2004
Livingston, New Jersey

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
DECEMBER 31, 2003

                                                          December 31,
                                                              2003
ASSETS                                                   -------------
  CURRENT ASSETS:
    Cash and cash equivalents                         $       353,008
    Accounts receivable (net of
      allowance for doubtful accounts
      of $75,000)                                             267,649
    Deferred tax asset                                         11,600
                                                         -------------
      Total Current Assets                                    632,257
                                                         -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              57,967
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                         -------------
                                                              274,825
    Less- Accumulated depreciation                            264,867
                                                         -------------
      Equipment, Furniture, and Fixtures, Net                   9,958
                                                         -------------
  OTHER ASSETS                                                 13,500
                                                         -------------
Total assets                                          $       655,715
                                                         =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $       459,008
    Taxes payable                                              40,500
    Deferred revenue                                          276,150
    Notes payable - current                                   129,691
                                                         -------------
      Total Current Liabilities                               905,349
                                                         -------------
  LONG TERM LOAN PAYABLE:
    Loans payable related party                               710,119
                                                         -------------
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                       36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,426,318
Accumulated deficit                                       (20,504,531)
                                                         -------------
  Total Stockholders' Deficiency                             (959,753)
                                                         -------------
Total liabilities and
  stockholders' deficiency                            $       655,715
                                                         =============
The accompanying notes are an integral part of these financial statements
                                -2-

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF INCOME
FOR THE YEAR ENDED
DECEMBER 31, 2003 AND 2002



                                                    Year ended December 31,
                                                      2003           2002
                                                  ------------   ------------
NET SALES                                       $   1,569,843  $   1,443,797
                                                  ------------   ------------

OPERATING EXPENSES:
Salaries and related benefits                         892,430        794,286
Research and development expenses                     282,731        288,335
Selling expenses                                      114,468        135,865
General and administrative expenses                   214,158        196,447
                                                  ------------   ------------
     Total operating expenses                       1,503,787      1,414,933
                                                  ------------   ------------


   Income  from operations                             66,056         28,864
                                                  ------------   ------------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)               26,394           -
Extinguishment of accounts payable                    278,767           -
Interest expense                                      (15,600)       (15,500)
Income from sale of tax credits                       127,016        191,066
                                                  ------------   ------------
      Total other income (expense), net               416,577        175,566
                                                  ------------   ------------

NET INCOME  BEFORE PROVISION FOR INCOME TAXES         482,633        204,430

Provision for income taxes                            (28,900)       (11,900)
                                                  ------------   ------------

Net income                                      $     453,733    $   192,530
                                                  ============   ============

INCOME  PER COMMON SHARE-
   Basic                                       $       0.06   $        0.02
                                                  ============   ============
   Fully diluted                               $       0.04    $       0.02
                                                  ============   ============
   WEIGHTED AVERAGE NUMBER COMMON
   SHARES OUTSTANDING
   Basic                                           8,196,521      8,196,521
                                                  ============   ============
   Fully diluted                                  11,846,064     11,846,064
                                                  ============   ============


The accompanying notes are an integral part of these financial statements

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS'DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                          Preferred Stock      Common Stock
                                                                   Additional  Accumulated   Stockholders'
                          Number of Par Value  Number of Par Value Paid-in     Deficit       Deficiency
                          Shares               Shares              Capital
                          ---------------------------------------------------------------------------------
BALANCE, December 31,2001 3,649,543    $36,495 8,196,521   $81,965 $19,426,318  ($21,150,794)  ($1,606,016)


NET INCOME, 2002                                                                     192,530       192,530
                          ---------------------------------------------------------------------------------
BALANCE, December 31,2002 3,649,543     36,495 8,196,521    81,965  19,426,318   (20,958,264)   (1,413,486)


NET INCOME, 2003                                                                     453,733       453,733

                          ---------------------------------------------------------------------------------
BALANCE, December 31,2003 3,649,543    $36,495 8,196,521   $81,965 $19,426,318  ($20,504,531)    ($959,753)
                          =================================================================================

The accompanying notes are an integral part of these   financial statements

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR  ENDED DECEMBER 31, 2003 AND 2002

                                             Year ended December 31,
                                                2003            2002
                                         ------------    ------------
OPERATING ACTIVITIES:
Net income                             $     453,733   $     192,530
Adjustments to reconcile net income to
   net cash provided by (used for)
   in operating activities-
Depreciation                                   5,741          20,051
Extinguishment of debt                       (33,794)           -
Extinguishment of accounts payable          (278,767)           -
Decrease (increase) in accounts
   receivable                                 12,938        (107,124)
(Increase)in deferred tax asset              (11,600)           -
Increase (decrease) in:
   Accounts payable and accrued expenses     (34,901)       (150,890)
   Accrued interest on convertible note       15,600          15,500
   Taxes payable                              28,600          11,900
   Deferred revenue                         (116,750)        156,900
                                         ------------    ------------
Net cash provided by  operating activities    40,800         138,867
                                         ------------    ------------
INVESTING ACTIVITIES -- Purchases of
   equipment, furniture and fixtures             -            (6,057)
                                         ------------    ------------
FINANCING ACTIVITIES:
  Principal payments on note payable-ASI    (101,383)       (135,175)
  Increase in loans payable to related party  45,119         105,000
                                         ------------    ------------
Net cash used for financing activities       (56,264)        (30,175)
                                         ------------    ------------


Net (decrease) increase in cash              (15,464)        102,635

CASH, beginning of period                    368,472         265,837
                                         ------------    ------------
CASH, end of period                    $     353,008   $     368,472
                                         ============    ============

The accompanying notes are an integral part of these financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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

     The Company sells its products worldwide to twenty three Value Added Resellers ("VAR's") and original equipment manufacturers ("OEM's") of personal computers and personal computer networks utilized on a corporate level.

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

Accounting for Stock-Based Compensation:
     The Company has elected to follow Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees"(APB25). If the option price under the Stock Option plans equals or exceeds the fair market value of the common shares on the date of the grant, no compensation cost is recognized under the provisions of APB 25 for stock options. If the option price under the Stock Option Plans is less than the fair market value of the common stock on the date of grant, compensation cost is recognized for the difference.

     The Company adopted only the disclosure part of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123 was amended by SFAS 148). The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements.

Federal Income Taxes:
     The Company has adopted Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Income Per Common Share:
     Income per common share-basic is computed based upon the weighted average number of common shares and common share equivalents outstanding, if dilutive, during each year.

     Income per common share-fully diluted is computed based upon the weighted average number of common shares, common share equivalents and Series A Preferred Stock outstanding during each year.

Research and Development Costs:
     The costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased or otherwise marketed by the Company is accounted for as Research & Development costs and expensed in the period incurred. The amount charged against income was $282,731 and $288,335 for the years ended December 31, 2003 and 2002, respectively.

Reclassification :
     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation.
                                         7

NOTE 3  -  INCOME TAXES:

     For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 2003 and 2002 for Federal purposes:

             Federal
     Net Operating Loss    Year Incurred      Expiration Date

        $1,474,595       December 31, 1992      December 31, 2007
        $2,790,034       December 31, 1993      December 31, 2008
        $2,880,756       December 31, 1994      December 31, 2009
        $3,648,749       December 31, 1995      December 31, 2010
        $4,660,613       December 31, 1996      December 31, 2011
        $2,707,112       December 31, 1997      December 31, 2017
        $  880,373       December 31, 1998      December 31, 2018
        $   35,944       December 31, 1999      December 31, 2019
        $  633,601       December 31, 2000      December 31, 2020
        $   43,371       December 31, 2001      December 31, 2021

     The Company also has tax credits related to research activities of approximately $330,000 for Federal purposes at December 31, 2003.

     As stated in Note 12, the State of New Jersey has allowed in recent years the sale of state net operating losses and research tax credits. The Company has sold all of its net operating losses and research tax credits.

     The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31:

                                         2003                 2002
                                   --------------------------------------
Total deferred tax liabilities     $      -              $     -
Total deferred tax assets             6,060,000             6,055,000
Total valuation allowance             6,048,400             6,055,000
                                   -------------------------------------
Current deferred tax asset        $      11,600          $     -
                                  ======================================

NOTE 4  -  DEBT:
Note payable, convertible into common stock at $.30
per share,  12% interest,  matured  December 31, 1999,
and as of December 31, 2003, the note  remains in default.        $129,691
                                                                ============


     On March 20, 2003, the Company and Access Solutions International, Inc. ("ASI") entered into an agreement (the "Note Repayment Agreement"), pursuant to which the Company paid ASI an amount equal to $101,382.48 as payment in full of all obligations arising under a note payable. The remaining principal amount on the note immediately prior to its satisfaction was $135,177. The Company accounted for this transaction by recognizing a net gain on the extinguishment of debt in accordance with SFAS 145. Pursuant to the Note Repayment Agreement, the parties also terminated that certain Security Agreement, dated as of January 29, 1997 (the "Security Agreement"), which had secured the payments of all amounts due under the note, and the parties released each other from certain claims, including claims under the note and the Security Agreement.

     During the year ended December 31, 2003, the Company wrote down its accounts payable by $278,767,relating to debts which were incurred over six years ago, for which the statute of limitations has expired and the vendors can no longer institute a claim against the Company. The write down was included in the statement of income as extinguishment of accounts payable.

NOTE 5  -  PREFERRED STOCK:

     The Company has ten million shares of preferred stock $.01 par Value authorized. The Company has designated Series A Preferred Stock, with 3,649,543 shares constituting such Series. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment and anti-dilution protection upon certain events. On November 2, 2000, the Company issued 3,649,543 shares of preferred stock.

     On March 20, 2003, ASI sold all shares of Series A Preferred Stock to William Weiss, the Company's chief executive officer. On December 31, 2003, Mr. Weiss sold an aggregate of 1,115,674 of such shares to certain employees of the Company, including Michael Bridges, the Company's President, and to certain other investors for a purchase price per share equal to his cost per share, which approximates fair value at the time.

NOTE 6  -  COMMITMENTS AND CONTINGENCIES:


     During 2002, the Company settled a copyright infringement suit for $62,500 related to licensing fees. This amount is included in sales on the statement of operations.

     In 2003, the Company commenced a lawsuit against a customer in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $145,000. The Company has been working with the customer to resolve the issues and has not proceeded further with the suit. As of the report date, the customer has paid the Company approximately $50,000 towards this receivable. The Company believes that its bad debt reserve is adequate to cover this accounts receivable.

NOTE 7  -  LEASES:

     The Company leases its office space under a non-cancelable operating lease. Rent expense was approximately $56,200 and $51,600 for the years ended December 31, 2003 and 2002, respectively.

     Future minimum  rental payment  required under this lease are as follows:
Year Ended December 31,
--------------------------
    2004                     $ 54,000
    2005                       47,250
                             ---------
                             $101,250
                             =========

     The Company has two operating leases for office equipment. Lease expense amounts to approximately $4,000 for the years ended December 31, 2003 and 2002, respectively. Future minimum lease payments under these agreements are as follows:

   Year ended December 31,
   -----------------------

    2004                     $ 3,400
    2005                         637
                            ---------
                              $4,037
                            =========

NOTE 8  -  EMPLOYMENT AGREEMENT:

     The Company has an employment agreement with Michael Bridges, the Company's President who is also a member of the Board of Directors, subject to automatic one-year extensions and early terminations at a base salary of $107,800. The agreement also provides for options to purchase 400,000 shares of common stock at $0.25 per share with immediate vesting, which was subsequently granted at the fair market value of the Company's stock at the time of issuance which was $.25 per share. In addition, the agreement has specific clauses including not limited to covenants not to compete with company's product line, solicitation of employees of the Company upon termination and a severance package for six months if there is a transfer of control of 50% or more.

NOTE 9  -  CONCENTRATION OF RISK:

     The Company maintains its cash balances and certificates of deposit at one financial institution. This account is insured by the FDIC (Federal Deposit Insurance Corporation) up to $100,000. The Company routinely maintains balances in excess of $100,000 in the ordinary course of business.


NOTE 10  -  MAJOR CUSTOMERS:

     The Company sells its products primarily through mass distributors and approximately 23 independent VARS. The VARS sell and install these products at end user sites.

     Sales to two major customers for the year ended December 31, 2003 were approximately 31%. Sales to two major customer for the year ended December 31, 2002 was approximately 32%.

     Three and two customers make up 94% and 48% of accounts receivable at December 31, 2003 and 2002, respectively.

NOTE 11  -  STOCK OPTIONS:

1993 Stock Option Plan

     The Company adopted a stock option plan (the "1993 Stock Option Plan"), effective March 8, 1993, pursuant to which employees of the Company are eligible to receive incentive stock options. The 1993 Stock Option Plan, expired on February 1, 2003; however, the expiration of the plan does not void options which still have part of their terms remaining. Stock option transactions for the 1993 Stock Option Plan are summarized as follows:

                                         Year Ended December 31,
                                            Exercise             Exercise
                                    2003     Price      2002     Price
                                 ---------------------------------------
Outstanding, beginning of year      20,183   $2.60      20,183    $2.60
Granted                               -        -          -         -
Exercised                             -        -          -         -
Cancelled or expired                  -        -          -         -
                                 ---------------------------------------
Outstanding, end of year            20,183   $2.60      20,183    $2.60
                                 =======================================

     As of December 31, 2003, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

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

     Stock option transactions for the 1995 Stock Option Plan are summarized as follows:


                                   Year Ended December 31,
                                         Exercise             Exercise
                                2003      Price        2002    Price
                           ----------------------------------------------
Outstanding, beginning of
year                         3,138,342  $.06-2.50    3,138,342  $.06-2.50
Granted                        150,000     $.06           -         -
Exercised                        -          -             -         -
Cancelled or expired           (154,500)$.25-$1.50        -         -
                           ----------------------------------------------
Outstanding, end of year     3,133,842  $.06-2.50    3,138,342  $.06-2.50
                           ==============================================

SFAS 123 disclosure:
     During the year ended December 31, 2003, the Board of Directors authorized the issuance of options to purchase 150,000 shares at an average exercise price of $.06 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 25%; risk-free interest rate of 4%; and expected lives of 10 years.

     Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and income per share for the year ended December 31, 2003 would have been as follows:

Net income as reported                         $453,733
Required adjustment to net income                (4,050)
                                               ---------
Net income-pro forma                           $449,683
                                               =========

                                             Basic         Fully diluted

Income per common share - as reported        $.06             $.04
                                           ==========      =========
Income per common share - pro forma          $.05             $.04
                                           ==========      =========




NOTE 12  -  INCOME FROM SALE OF TAX CREDITS:

     In June 1999, the State of New Jersey passed legislation allowing small businesses to sell State of New Jersey Net Operating Loss and Research Tax credit carryforwards to companies that could utilize the losses. The Company was authorized to sell in 2003 and 2002, $1,876,600,and $127,500 of State net operating losses arising during 1997 to 2001. In addition, the Company was allowed to sell in 2002, $126,000 of research tax credits. The net proceeds to the company for the sale of these net operating losses were $127,016, and $191,066 in the years ending December 31, 2003, and 2002 , respectively. As of the end of 2003 the Company has sold all its New Jersey tax losses and no further funds will be coming from the sale of these net operating losses.

     The Company sold all of its New Jersey net operating losses carryforwards. As such, there were none available to be carried over to 2002 and 2003. This resulted in a net $28,900 and $11,900 provision for income taxes for 2003 and 2002, respectively.
                                          13

NOTE 13  -  RELATED PARTY TRANSACTIONS:

     Mr. William Weiss, ("Weiss"), Chief Executive Officer and Treasurer of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. In lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During 2002 and for the first three months ended March 31, 2003, Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. During 2003, Mr. Weiss and his related company received approximately $75,000 of past due compensation. At December 31, 2003, the Company has accrued $710,119 in deferred compensation to Mr. Weiss, which is recorded as long term loans payable - related party on the balance sheet. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2005.

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

NOTE 14  -  ROYALTIES:

     During 2003 and 2002, the Company had licensing agreements with five vendors to distribute various software products. The agreements require royalty payments to vendors based on sales volume. At December 31, 2003, all amounts outstanding in regards to these agreements have been included in the accompanying financial statements.


NOTE 15  -  EXPORT SALES:

     Export sales were approximately 1% and 2% of the Company's net sales for the years ended December 2003 and 2002, respectively. The foreign countries that the Company primarily deals with are Indonesia, Italy, and various other European countries.


NOTE 16  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

                                             2003           2002
                                   ------------------------------------

  Cash paid for interest                 $    -           $    -
                                   ====================================



 Cash paid for state income taxes        $11,600          $    -
                                   ====================================

Note 17- FUTURE OPERATIONS:

     As reflected in the accompanying financial statements, current liabilities exceed current assets by approximately $273,000 at December 31, 2003. After adjusting for approximately $276,000 of deferred revenues, a non-cash item, current assets exceed current liabilities by approximately $3,058.

     The Company has had operating income and generated cash provided by operating activities for the past two consecutive calendar years and management's 2004 forecast indicates continued positive trends for sales, operating income, net income and cash flows. Additionally the Company may seek to sell equity securities when cost effective and appropriate.

Note 18- SUBSEQUENT EVENT:

     In February 2004, the Board of Directors of the Company adopted a stock option plan(the "2004 Stock Plan"). Only consultants and members of the Board of Advisors are eligible to participate in this plan. The 2004 Stock Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 600,000 shares. In February, 2004, the Board awarded options for an aggregate of 500,000 shares to the members of the Board of Advisors under the 2004 Stock Plan at an exercise price of $.07 per share, the market price of the Common Stock on the date of grant. Such options are not included in the tables above.

Exhibit 10.12
          Agreement, dated December 31,2003 , by and between PaperClip Software, Inc. and William Weiss


                               WILLIAM WEISS

                                                           December 31, 2003
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ  07604

     Reference is hereby made to the $710,119 in "loans payable-related party" recorded on the balance sheet appearing in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2003. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to April 1, 2005.



                                                     Sincerely,

                                                     /s/ William Weiss
                                                     William Weiss

Exhibit 23.1


                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-04245) of our report dated March 12, 2004, with respect to the financial statements of PaperClip Software, Inc. included in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2003.

                                          /s/ Sobel & Co., LLC
                                          Certified Public Accountants
March 12, 2004
Livingston, New Jersey

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

(b) [Reserved];

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:    March 29, 2004                  By: /s/ William Weiss
                                         William Weiss
                                         Chief Executive Officer
                                         Principal Financial Officer

Exhibit 32.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
PAPERCLIP SOFTWARE, INC.

(Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

  - the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

  - and the information contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 29, 2004                                           By: /s/ William Weiss