Form 10QSB
period 2004-03-31
PAPERCLIP SOFTWARE INCE
filed 2004-05-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                         Commission file number 0-26598

                            PAPERCLIP SOFTWARE, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

                                    DELAWARE
                            (State of incorporation)

                                   22-3137907
                            (IRS Employer ID number)

       611 Route 46 West
       HASBROUCK HEIGHTS, NJ                     07604
    (Address of principal executive offices)  (Zip Code)

                        (201)329-6300
               (Issuer's telephone number)


           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  May 10, 2004
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                5

Item 3. Controls and Procedures                             7

Part II Other Information

Item 5. Other Information                                   8

Item 6. Exhibits and Reports on Form 8-K                    8

Signatures                                                  9

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET
MARCH 31, 2004
UNAUDITED

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                $      541,191
    Accounts receivable (net of
      allowance for doubtful accounts
      of $75,000)                                                   119,596
    Tax deferred asset                                               11,600
                                                                ------------
      Total Current Assets                                          672,387
                                                                ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                    64,315
    Furniture and fixtures                                          204,858
    Leasehold improvements                                           12,000
                                                                ------------
                                                                    281,173
    Less- Accumulated depreciation                                  265,917
                                                                ------------
      Equipment, Furniture, and Fixtures, Net                        15,256
                                                                ------------
  OTHER ASSETS                                                       13,500
                                                                ------------
Total assets                                                 $      701,143
                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $      440,300
    Taxes payable                                                    28,100
    Deferred revenue                                                374,615
    Notes payable - current                                         129,691
                                                                ------------
      Total Current Liabilities                                     972,706
  Long term loans payable
    Loans payable- related party                                    740,119
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                             36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                       81,965
Additional paid-in capital                                       19,426,318
Accumulated deficit                                             (20,556,460)
                                                                ------------
  Total Stockholders' Deficiency                                 (1,011,682)
                                                                ------------
Total liabilities and
  stockholders' deficiency                                   $      701,143
                                                                ============
See notes to condensed financial statements
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2004 AND MARCH 31, 2003
UNAUDITED

                                                   THREE MONTHS ENDED MARCH 31,
                                                        2004           2003
                                                   ----------   ------------
NET SALES                                        $   337,486  $     272,921
                                                   ----------   ------------

OPERATING EXPENSES:
Salaries and related benefits                        205,918        221,737
Research and development expenses                     93,461         76,659
Selling expenses                                      38,647         17,598
General and administrative expenses                   56,263         61,809
                                                   ----------   ------------
     Total operating expenses                        394,289        377,803
                                                   ----------   ------------

   Loss from operations                              (56,803)      (104,882)
                                                   ----------   ------------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)                 -           26,394
Extinguishment of accounts payable                     8,566            -
Interest expense                                      (3,900)        (3,900)
Interest income                                          208            -
                                                   ----------   ------------
      Total other income (expense), Net                4,874         22,494
                                                   ----------   ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (51,929)       (82,388)

Provision for income taxes                                -             -
                                                   ----------   ------------

Net loss                                         $   (51,929) $     (82,388)
                                                   ==========   ============

LOSS PER COMMON SHARE
      Basic and fully diluted                    $     (0.01) $       (0.01)
                                                   ==========   ============

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING
   Basic and fully diluted                          8,196,521      8,196,521
                                                   ==========   ============

See notes to condensed financial statements
                                                    -2-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
UNAUDITED
                                                   THREE MONTHS ENDED MARCH 31,
                                                        2004           2003
                                                   ----------   ------------
OPERATING ACTIVITIES:
Net loss                                         $   (51,929) $     (82,388)
Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities-
Depreciation                                           1,050          1,435
Extinguishment of debt                                   -          (33,794)
Extinguishment of accounts payable                    (8,566)           -
(Increase) decrease in:
  Accounts receivable                                148,053        135,546
Increase (decrease) in:
  Accounts payable and accrued expenses              (14,042)        35,299
  Accrued interest on convertible debt                 3,900          3,900
  Taxes payable                                      (12,400)         -
  Deferred revenues                                   98,465       (129,500)
                                                   ----------   ------------
Net cash provided by (used for)
  operating activities                               164,531        (69,502)
                                                   ----------   ------------
INVESTING ACTIVITIES -- Purchases of
  equipment, furniture and fixtures                   (6,348)       -
                                                   ----------   ------------
FINANCING ACTIVITIES:
  Principal payments on note payable -ASI                -         (101,383)
  Increase in loans payable to related party          30,000            500
                                                   ----------   ------------
Net cash provided by(used for) financing activities   30,000       (100,883)
                                                   ----------   ------------

INCREASE (DECREASE) IN CASH                          188,183       (170,385)

CASH AND CASH EQUIVALENTS
Beginning of period                                  353,008        368,472
                                                   ----------   ------------
End of period                                    $   541,191  $     198,087
                                                   ==========   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                           -            -
                                                   ==========   ============
See notes to condensed financial statements
                            -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31,  2004

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operation for such interim periods are not necessarily indicative of results of operation for a full year or for any other period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management's discussion and analysis of financial conditions included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "SEC").

NOTE B - NET INCOME (LOSS) PER COMMON SHARE

     Income(loss) per common share-basic is computed based upon the weighted average number of common shares and common share equivalents outstanding, if dilutive, during the period.

     Income (loss)per common share-fully diluted is computed based upon the weighted average number of common shares, common share equivalents and Series A Preferred Stock outstanding, if dilutive, during the period.


Note C - Summary of Significant Accounting Policies
     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2003 Form 10-KSB.
                             -4-

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, the Company's ability to generate sufficient cash flow from the sale of its products to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees. Further, the results of operation for the first quarter period are not necessarily indicative of results of operation for a full year or any other period. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations
Three Months Ended March 31, 2004 Compared with Three Months
Ended March 31, 2003

     Net sales of the Company increased by $64,565 or 24% to $337,486 for the three months ended March 31, 2004 from $272,921 for the three months ended March 31, 2003. The increase was due to an increase in the sales of its workgroup and enterprise editions.

     Salaries and related benefits decreased by $15,819 or 7% to $205,918 for the three months ended March 31, 2004 from $221,737 for the three months ended March 31, 2003. The decrease was due to a decrease in salaries to sales personnel used to market the Company's product line.

     Research and development expenses increased by $16,802 or 22% to $93,461 for the three months ended March 31, 2004 from $76,659 for the three months ended March 31, 2003. The increase was due to an increase in salaries to research and development personnel.

     Selling expenses increased by $21,049 or 120% to $38,647 for the three months ended March 31, 2004 from $17,598 for the three months ended March 31, 2003. The increase resulted from an increase in expenses for trade shows.

     General and administrative expenses decreased by $5,546 or 9% to $56,263 for the three months ended March 31, 2004 from $61,809 for the three months ended March 31, 2003. The decrease was due primarily to a decrease in professional fees in the first quarter of 2004 as compared to the professional fees incurred in the first quarter of 2003.

     Other income (expense) decreased by $17,620 to $4,874 for the three months ended March 31, 2004 from $22,494 for the three months ended March 31, 2003. The decrease is due to the extinguishment of a note payable to Access International Inc. as described below, in the first quarter of 2003, offset by a gain of $8,566 from extinguishment of accounts payable in the first quarter of 2004, relating to a accounts payable which was incurred over six years ago, for which the statute of limitations has expired and the vendor can no longer institute a claim against the Company.

     For the three months ended March 31, 2004 and 2003, there is no provision for income taxes, as the Company had a net operating loss.

     Net loss decreased by $30,459 to $(51,929) for the three months ended March 31, 2004 from $(82,388) for the three months ended March 31, 2003. The decrease was due to an increase in revenues, partially offset by an increase in expenses resulting from an increase in advertising and research and development expenses and a decrease in other income.

Liquidity and Capital Resources
March 31, 2004 Compared with December 31, 2003

     As of March 31, 2004, the Company had an accumulated deficit of $20,556,460. The Company had negative working capital of $300,319 and $273,092 as of March 31, 2004, and December 31, 2003, respectively. Included in current liabilities are deferred revenues of approximately $374,600 and $276,000, as of March 31, 2004, and December 31, 2003, respectively, a liability that will not require the use of cash. If such non-cash amount were not included in current liabilites then current assets would exceed current liabilities by approximately $74,296 and $3,058, as of March 31, 2004, and December 31, 2003, respectively. The Company's ability to meet its forecast is subject to broader acceptance of its product lines, its ability to continue to realize revenues from its two largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein.

     Presently, the Company funds working capital from revenues it receives from the sale of its products.

     As of March 31, 2004, the Company had aggregate liabilities in excess of $1.7 million. Such amount of aggregate liabilities includes (i) $374,615 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $468,400 in accounts payable, accrued expenses, and taxes payable and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $740,000 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 740,119 of his deferred compensation until subsequent to April 1, 2005.


Item 3. Controls and Procedures

     The Chief Executive Officer/Principal Financial Officer of the Company has concluded, based on his evaluation as of the end of the fiscal period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.
                                      -7-

PART II
OTHER INFORMATION

Item 5.   Other Information

     The Company does not have any  independent  directors  and does not have an audit committee. The Company's full Board of Directors (the "Board of Directors") is performing the functions of the audit committee. The Board of Directors has determined that William Weiss is the Board of Directors' audit committee financial expert within the meaning of Item 401(e)(2) of Regulation S-B.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits -

10.1 Agreement, dated April 1, 2004, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended March 31, 2004.







                                 -8-

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  May 14, 2004

                                   EXHIBIT 10.1

                                   WILLIAM WEISS



April 1, 2004


PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $740,119 in "loans payable-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10 QSB of PaperClip Software, Inc for the quarter ended March 31, 2004. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to April 1, 2005.


                                   Sincerely,

                                   BY   /s/ William Weiss
                                        William Weiss

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

Date:  May 14, 2004                            By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Company.





May 14, 2004                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer