Form 10QSB
period 2004-06-30
PAPERCLIP SOFTWARE INCE
filed 2004-08-13
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Class                                 August 10, 2004
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

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
JUNE 30, 2004
UNAUDITED

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                   $       439,913
    Accounts receivable (net of
      allowance for doubtful accounts
      of $75,000)                                                       152,001
    Tax deferred asset                                                   11,600
                                                                   -------------
      Total Current Assets                                              603,514
                                                                   -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                        69,534
    Furniture and fixtures                                              204,858
    Leasehold improvements                                               12,000
                                                                   -------------
                                                                        286,392
    Less- Accumulated depreciation                                      266,967
                                                                   -------------
      Equipment, Furniture, and Fixtures, Net                            19,425
                                                                   -------------
  OTHER ASSETS                                                           13,500
                                                                   -------------
Total assets                                                    $       636,439
                                                                   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                       $       448,148
    Taxes payable                                                        25,100
    Deferred revenue                                                    349,300
    Notes payable - current                                             129,691
                                                                   -------------
      Total Current Liabilities                                         952,239

 Long term loans payable
    Loans payable- related party                                        763,196

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                                 36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                           81,965
Additional paid-in capital                                           19,426,318
Accumulated deficit                                                 (20,623,774)
                                                                   -------------
  Total Stockholders' Deficiency                                     (1,078,996)
                                                                   -------------
Total liabilities and
  stockholders' deficiency                                      $       636,439
                                                                   =============
See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  AND SIX MONTHS ENDED
JUNE 30, 2004 AND JUNE 30, 2003
UNAUDITED

                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,

                                               2004          2003           2,004        2,003
                                       ---------------------------   --------------------------
NET SALES                                  $334,466      $381,215        $671,952     $654,136
                                       ---------------------------   --------------------------

OPERATING EXPENSES:
Salaries and related benefits               200,350       224,969         406,268      446,706
Research and development expenses           101,447        71,302         196,155      147,961
Selling expenses                             38,745        33,148          76,145       50,746
General and administrative expenses          57,538        45,692         113,801      107,501
                                       ---------------------------   --------------------------
     Total operating expenses               398,080       375,111         792,369      752,914
                                       ---------------------------   --------------------------


     Income (loss) from operations          (63,614)        6,104        (120,417)     (98,778)
                                       ---------------------------   --------------------------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)       -              -              -          26,394
Extinguishment of accounts payable             -              -             8,566         -
Interest expense                             (3,900)       (3,900)         (7,800)      (7,800)
Interest income                                 200           -               408          -
                                       ---------------------------   --------------------------
      Total other income(expense), net       (3,700)       (3,900)          1,174       18,594
                                       ---------------------------   --------------------------

NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                 (67,314)        2,204        (119,243)     (80,184)

Provision for income taxes                   -                -              -            -
                                       ---------------------------   --------------------------

Net income (loss)                          ($67,314)       $2,204       ($119,243)    ($80,184)
                                       ===========================   ==========================

INCOME (LOSS) PER COMMON SHARE               ($0.01)        $0.00          ($0.01)      ($0.01)
                                       ===========================   ==========================

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING                 8,196,521     8,196,521       8,196,521    8,196,521
                                       ===========================   ==========================

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2004 AND 2003
UNAUDITED

                                                    SIX  MONTHS ENDED JUNE 30,
                                                             2004            2003
                                                    --------------   -------------
OPERATING ACTIVITIES:
Net loss                                          $      (119,243) $      (80,184)
Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities-
Depreciation                                                2,100           2,870
Extinguishment of debt                                    -               (33,794)
(Increase) decrease in:
  Accounts receivable                                     115,648         131,580
Increase (decrease) in:
  Accounts payable and accrued expenses                   (18,660)         14,927
  Accrued interest on convertible debt                      7,800           7,800
  Taxes payable                                           (15,400)         -
  Deferred revenues                                        73,150        (231,500)
                                                    --------------   -------------
Net cash provided by (used for)
  operating activities                                     45,395        (188,301)
                                                    --------------   -------------
INVESTING ACTIVITIES-Purchase of
  equipment, furniture and fixtures                       (11,567)         -
                                                    --------------   -------------


FINANCING ACTIVITIES:
  Principal payments on note payable-ASI                       -         (101,383)
  Increase in loans payable to related party               53,077          30,500
                                                    --------------   -------------
                                                           53,077         (70,883)
                                                    --------------   -------------


INCREASE (DECREASE) IN CASH                                86,905        (259,184)

CASH AND CASH EQUIVALENTS
Beginning of period                                       353,008         368,472
                                                    --------------   -------------
End of period                                     $       439,913  $      109,288
                                                    ==============   =============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                                  -                -
                                                    ==============   =============

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

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

     Income (loss) per common share-fully diluted is computed based upon the weighted average number of common shares, common share equivalents and Series A Preferred Stock outstanding, if dilutive, during the period.


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

Results of  Operations
Three Months and Six Months Ended June 30, 2004 Compared with Three Months and Six Months Ended June 30, 2003

     Net sales of the Company decreased by $46,749 or 12% to $334,466 for the three months ended June 30, 2004 from $381,215 for the three months ended June 30, 2003 and increased by $17,816 or 3% to $671,952 for the six months ended June 30, 2004 from $654,136 for the six months ended June 30, 2003. The decrease for the three months ended June 30, 2004 was due to a decrease in sales of its OEM licenses. The increase for the six months ended June 30, 2004 was due to a increase in sales of its workgroup and enterprise editions during the first quarter of 2004, partially offset by a decrease in revenues from its OEM licenses.


     Salaries and related benefits decreased by $24,619 or 11% to $200,350 for the three months ended June 30, 2004 from $224,969 for the three months ended June 30, 2003 and decreased by $40,438 or 9% to $406,268 for the six months ended June 30, 2004 from $446,706 for the six months ended June 30, 2003. The decreases were due to a decrease in salaries to sales personnel used to market the Company's product line.

     Research and development expenses increased by $30,145 or 42% to $101,447 for the three months ended June 30, 2004 from $71,302 for the three months ended June 30, 2003 and increased by $48,194 or 33% to $196,155 for the six months ended June 30, 2004 from $147,961 for the six months ended June 30, 2003. The increases were due to an increase in research and development personnel, and an increase in the purchase of software licenses.

     Selling expenses increased by $5,597 or 17% to $38,745 for the three months ended June 30, 2004 from $33,148 for the three months ended June 30, 2003 and increased by $25,399 or 50% to $76,145 for the six months ended June 30, 2004 from $50,746 for the six months ended June 30, 2003. The increases resulted from an increase in expenses for trade shows and public relations, offset by a decrease in travel expenses.

     General and administrative expenses increased by $11,846 or 26% to $57,538 for the three months ended June 30, 2004 from $45,692 for the three months ended June 30, 2003 and increased by $6,300 or 6% to $113,801 for the six months ended June 30, 2004 from $107,501 for the six months ended June 30, 2003. The increases were due primarily to an increase in professional fees.

     Other income (expense) increased by $200 to ($3,700) for the three months ended June 30, 2004 from ($3,900) for the three months ended June 30, 2003. The increase was due to receipt by the Company of interest income in the second quarter of 2004. Other income (expense) decreased by $17,420 to $1,174 for the six months ended June 30, 2004 from $18,594 for the six months ended June 30, 2003. The decrease was due to the extinguishment of a note payable to Access International Inc. in the first quarter of 2003, offset by a gain of $8,566 from extinguishment of accounts payable in the first quarter of 2004, relating to an account payable that was incurred over six years ago, for which the statute of limitations has expired and the vendor can no longer institute a claim against the Company.

     For the three months ended June 30, 2003, there was no provision for income taxes, as the Company has net operating losses to offset net income.

     For the three and six months ended June 30, 2004 and for the six months ended June 30, 2003, there was no provision for income taxes, as the Company had a net operating loss.

     Net loss increased by $69,518 to $(67,314) for the three months ended June 30, 2004 from a gain of $2,204 for the three months ended June 30, 2003 and increased by $39,059 to ($119,243) for the six months ended June 30, 2004 from ($80,184) for the six months ended June 30, 2003. The increase for the three month period was due to a reduction in revenues, increased expenses, and a decrease in other income resulting from extinguishment of debt in 2003, partially offset by a decrease in other salaries. The increase for the six month period was due to increased expenses, partially offset by an increase in revenues.

Liquidity and Capital Resources
June 30, 2004 Compared with December 31, 2003

     As of June 30, 2004, the Company had an accumulated deficit of $20,623,774. The Company had negative working capital of $348,725 and $273,092 as of June 30, 2004, and December 31, 2003, respectively. Included in current liabilities are deferred revenues of approximately $349,300 and $276,000, as of June 30, 2004, and December 31, 2003, respectively, a liability that will not require the use of cash. If such non-cash amount were not included in current liabilities then current assets would exceed current liabilities by approximately $575 and $3,058, as of June 30, 2004, and December 31, 2003, respectively. Presently, the Company funds working capital from revenues it receives from the sale of its products. The Company's ability to continue to fund working capital from revenues it receives from the sale of its products is dependent on the Company's ability to continue to realize revenues from its customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein.

     As of June 30, 2004, the Company had aggregate liabilities of approximately $1.7 million. Such amount of aggregate liabilities includes (i) $349,300 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $473,248 in accounts payable, accrued expenses, and taxes payable and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $763,196 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 763,196 of his deferred compensation until subsequent to July 1, 2005.


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

PART II
OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits -

10.1 Agreement, dated July 1, 2004, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended June 30, 2004.







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


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  August 13, 2004







                                -9-

                                   EXHIBIT 10.1

                                   WILLIAM WEISS



July 1, 2004


PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $763,196 in "loans payable-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc for the quarter ended June 30, 2004. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to July 1, 2005.


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

Date:  August 13, 2004                            By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 13, 2004                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer