Form 10QSB
period 2004-09-30
PAPERCLIP SOFTWARE INCE
filed 2004-11-15
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

Class                                 November 10, 2004
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

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
SEPTEMBER 30, 2004
Unaudited

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                         $       402,290
    Accounts receivable (net of
      allowance for doubtful accounts
      of $75,000)                                             158,930
    Tax deferred asset                                         11,600
                                                         -------------
      Total Current Assets                                    572,820
                                                         -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              75,713
    Furniture and fixtures                                    204,858
    Leasehold improvements                                     12,000
                                                         -------------
                                                              292,571
    Less- Accumulated depreciation                            268,017
                                                         -------------
      Equipment, Furniture, and Fixtures, Net                  24,554
                                                         -------------
  OTHER ASSETS                                                 13,500
                                                         -------------
Total assets                                          $       610,874
                                                         =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $       401,124
    Taxes payable                                              25,100
    Deferred revenue                                          399,800
    Notes payable - current                                   129,691
                                                         -------------
      Total Current Liabilities                               955,715

  Long term loans payable
    Loans payable- related party                              780,634

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                       36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,426,318
Accumulated deficit                                       (20,670,253)
                                                         -------------
  Total Stockholders' Deficiency                           (1,125,475)
                                                         -------------
Total liabilities and
  stockholders' deficiency                            $       610,874
                                                         =============
See  notes to condensed financial statements
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  AND NINE MONTHS ENDED
SEPTEMBER  30, 2004 AND SEPTEMBER 30, 2003
UNAUDITED

                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                       2004                2003             2004                2003
                                   ------------        ------------     ------------        ------------
NET SALES                             $389,620            $366,463       $1,061,572          $1,020,599
                                   ------------        ------------     ------------        ------------

OPERATING EXPENSES:
Salaries and related benefits          213,541             210,704          619,809             657,410
Research and development expenses       98,643              62,437          294,798             210,398
Selling expenses                        77,208              35,380          153,353              86,126
General and administrative expenses     42,983              48,079          156,784             155,580
                                   ------------        ------------     ------------        ------------
     Total operating expenses          432,375             356,600        1,224,744           1,109,514
                                   ------------        ------------     ------------        ------------


     Income (loss) from operations     (42,755)              9,863         (163,172)            (88,915)
                                   ------------        ------------     ------------        ------------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expe     -                   -                -                   26,394
Extinguishment of accounts payable      -                   -                 8,566              -
Interest expense                        (3,900)             (3,900)         (11,700)            (11,700)
Interest income                            176              -                   584              -
                                   ------------        ------------     ------------        ------------
      Total other income(expense),n     (3,724)             (3,900)          (2,550)             14,694
                                   ------------        ------------     ------------        ------------

NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES            (46,479)              5,963         (165,722)            (74,221)

Provision for income taxes              -                   -                -                   -
                                   ------------        ------------     ------------        ------------

Net income (loss)                     ($46,479)             $5,963        ($165,722)           ($74,221)
                                   ============        ============     ============        ============

INCOME (LOSS) PER COMMON SHARE          ($0.01)              $0.00           ($0.02)             ($0.01)
                                   ============        ============     ============        ============

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING            8,196,521           8,196,521        8,196,521           8,196,521
                                   ============        ============     ============        ============

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
UNAUDITED

                                                  NINE  MONTHS ENDED SEPTEMBER 30,
                                                      2004                2003
                                                  ------------        ------------
OPERATING ACTIVITIES:
Net loss                                         $   (165,722)       $    (74,221)
Adjustments to reconcile net loss
    to net cash used for
    operating activities-
Depreciation                                            3,150               4,305
Extinguishment of debt (net of expenses)               -                  (33,794)
(Increase) decrease in:
    Accounts receivable                               108,719              79,702
Increase (decrease) in:
    Accounts payable and accrued expenses             (69,584)            (65,491)
    Accrued interest on convertible debt               11,700              11,700
    Taxes payable                                     (15,400)             -
    Deferred revenues                                 123,650             (92,300)
                                                  ------------        ------------
Net cash used for
    operating activities                               (3,487)           (170,099)
                                                  ------------        ------------
INVESTING ACTIVITIES-Purchase of
    equipment, furniture and fixtures                 (17,746)             -
                                                  ------------        ------------


FINANCING ACTIVITIES:
    Principal payments on note payable-ASI             -                 (101,383)
    Increase in loans payable to related party         70,515              55,119
                                                  ------------        ------------
                                                       70,515             (46,264)
                                                  ------------        ------------


INCREASE (DECREASE) IN CASH                            49,282            (216,363)

CASH AND CASH EQUIVALENTS
Beginning of period                                   353,008             368,472
                                                  ------------        ------------
End of period                                    $    402,290        $    152,109
                                                  ============        ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                                -                   -
                                                  ============        ============

See notes to condensed financial statements
                                     -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

NOTE A - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

     PaperClip   Software,   Inc.   (formerly   known   as   PaperClip   Imaging
Software,Inc.) located in Hasbrouck Heights, New Jersey, ("PaperClip" or the "Company"),a Delaware corporation, incorporated in October, 1991, is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

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

Results of  Operations
Three Months and Nine Months Ended September 30, 2004 Compared with Three Months and Nine Months Ended September 30, 2003

     Net sales of the Company increased by $23,157 or 6% to $389,620 for the three months ended September 30, 2004 from $366,463 for the three months ended September 30, 2003 and increased by $40,973 or 4% to $1,061,572 for the nine months ended September 30, 2004 from $1,020,599 for the nine months ended September 30, 2003. The increases were due to an increase in revenues from customers upgrading to newer versions of the Company's products, partially offset by a decrease in revenues from its OEM licenses.

     Salaries and related benefits increased by $2,837 or 1% to $213,541 for the three months ended September 30, 2004 from $210,704 for the three months ended September 30, 2003 and decreased by $37,601 or 6% to $619,809 for the nine months ended September 30, 2004 from $657,410 for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004 was negligible, and the decrease for the nine months ended September 30, 2004 was due to an decrease in salaries to sales personnel, offset by an increase in salaries to general and administrative personnel.

     Research and development expenses increased by $36,206 or 58% to $98,643 for the three months ended September 30, 2004 from $62,437 for the three months ended September 30, 2003 and increased by $84,400 or 40% to $294,798 for the nine months ended September 30, 2004 from $210,398 for the nine months ended September 30, 2003. The increases were due to an increase in research and development personnel, and an increase in the purchase of software licenses.


     Selling expenses increased by $41,828 or 118% to $77,208 for the three months ended September 30, 2004 from $35,380 for the three months ended September 30, 2003 and increased by $67,227 or 78% to $153,353 for the nine months ended September 30, 2004 from $86,126 for the nine months ended September 30, 2003. The increases resulted from an increase in expenses for trade shows and public relations, offset by a decrease in travel expenses.


     General and administrative expenses decreased by $5,096 or 11% to $42,983 for the three months ended September 30, 2004 from $48,079 for the three months ended September 30, 2003 and increased by $1,204 or 1% to $156,784 for the nine months ended September 30, 2004 from $155,580 for the nine months ended September 30, 2003. The decrease for the three months ended September 30, 2004 was due primarily to a decrease in professional fees, and the increase for the nine months ended September 30, 2004 was negligible.

     Other income (expense) increased by $176 to ($3,724) for the three months ended September 30, 2004 from ($3,900) for the three months ended September 30, 2003. The increase was due to receipt by the Company of interest income in the second and third quarter of 2004. Other income (expense) decreased by $17,244 to $(2,550) for the nine months ended September 30, 2004 from $14,694 for the nine months ended September 30, 2003. The decrease was due primarily to the extinguishment of a note payable to Access International Inc. in the first quarter of 2003, offset by a gain of $8,566 from extinguishment of accounts payable in the first quarter of 2004, relating to an account payable that was incurred over six years ago, for which the statute of limitations has expired and the vendor can no longer institute a claim against the Company.


     For the three and nine months ended September 30, 2004, and for the nine months ended September 30, 2003, there was no provision for income taxes, as the Company had a net operating loss.

     For the three months ended months ended September 30, 2003, there was no provision for income taxes, as the Company had net operating losses to offset net income.

     Net loss increased by $52,442 to $(46,479) for the three months ended September 30, 2004 from a gain of $5,963 for the three months ended September 30, 2003 and increased by $91,501 to ($165,722) for the nine months ended months ended September 30, 2004 from ($74,221) for the nine months ended months ended September 30, 2003. The increases were due to increased expenses, and a decrease in other income resulting from extinguishment of debt in 2003, partially offset by an increase in revenues.

Liquidity and Capital Resources
September 30, 2004 Compared with December 31, 2003
     On October 29, 2004, the Company engaged Sloan Securities Corp. ("Sloan")to provide financial advisory services, which may include assistance in seeking to raise additional capital. In connection with such engagement, the Company issued warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The Warrants vest as to 425,000 shares on the date of issuance and as to the remaining 75,000 shares at the time that a financing is consummated in which at least 1,400,000 shares of common stock or common stock equivalents are issued.

     As of September 30, 2004, the Company had aggregate liabilities of approximately $1.7 million. Such amount of aggregate liabilities includes (i) $399,800 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $426,224 in accounts payable, accrued expenses, and taxes payable and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $780,634 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 780,634 of his deferred compensation until subsequent to October 1, 2005.

Outlook
     The company's largest customer, Lumtron Technologies, Inc., which had accounted for approximately 19% of the Company's revenues for the fiscal year ended December 31, 2003, notified the Company in October 2004 that it is terminating its agreement with the Company. The Company believes that Lumtron is obligated to continue to purchase upgrade assurance, as long as the company's product is being used, through the end of the agreement term in April 2005, representing approximately $45,000. Lumtron's letter to the Company indicates that there is a dispute regarding amounts that remain due under the contract. As of November 15, 2004, Lumtron also owes the Company approximately $15,000 for purchases of software.

     The Company has been test marketing a new document management and work flow product which has been customized for the mortgage broker industry. The Company believes that this product may represent a promising opportunity for its business, although there are competitors in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

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

PART II
OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits -

10.15 Agreement, dated October 1, 2004, by and between PaperClip Software, Inc. and William Weiss.
10.16 Warrant Agreement between Paperclip Software and Sloan Securities Corp. dated October 29, 2004.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 2004.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  November 12, 2004

                                   EXHIBIT 10.15

                                   WILLIAM WEISS



October 1, 2004


PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $780,634 in "loans payable-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc. for the quarter ended September 30, 2004. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to October 1, 2005.


                                   Sincerely,

                                   BY   /s/ William Weiss
                                        William Weiss

                             Exhibit 10.16


     THE SECURITIES REPRESENTED BY THIS WARRANT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THESE SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER THE SECURITIES ACT OR UNDER STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE SOLD, ASSIGNED, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO THE EXPRESS PROVISIONS OF THIS WARRANT, AND NO SALE, ASSIGNMENT, TRANSFER, OR OTHER DISPOSITION OF THIS WARRANT SHALL BE VALID OR EFFECTIVE UNLESS AND UNTIL SUCH PROVISIONS SHALL HAVE BEEN COMPLIED WITH.

                                             Date of Issuance: October 29, 2004

                             PAPERCLIP SOFTWARE INC.
                             Stock Purchase Warrant
                          (Void after October 29, 2006)

     Paperclip Software Inc., a Delaware corporation (the "Company"), for value received, hereby certifies and agrees that Sloan Securities Corp. or its registered assigns (the "Registered Holder"), is entitled, subject to the terms set forth below, to purchase from the Company, at any time or from time to time on or after the date hereof (the "Date of Issuance") and on or before the second
(2nd) anniversary of the Date of Issuance at not later than 5:00 p.m. New York time (such date and time, the "Expiration Time"), Five Hundred Thousand (500,000) duly authorized, validly issued, fully paid and nonassessable shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at an initial exercise price equal to $0.10 per share, subject to adjustment in certain cases as described herein. The shares purchasable upon exercise of this Warrant, and the purchase price per share, are hereinafter referred to as the "Warrant Shares" and the "Exercise Price," respectively. The term "Warrant" as used herein shall include this Warrant and any other warrants delivered in substitution or exchange therefor, as provided herein. The Warrant Shares shall vest as follows: (a) 425,000 Warrant Shares immediately and (b) 75,000 Warrant Shares upon the Company's sale of at least 1,400,000 shares of Common Stock or Common Stock equivalents pursuant to a Financing (as such term is defined in that certain investment banking agreement dated as of even date herewith between the Company and the Registered Holder (the "IB Agreement").

     This Warrant is issued pursuant to that certain Investment Banking Agreement of even date herewith by and among the Company and Sloan Securities Corp.

         1.       Exercise.

                  1.1.     Method of Exercise

     (a) This Warrant may be exercised by the Registered Holder, in whole or in part, by surrendering this Warrant, with a Notice of Exercise in the form of Annex A hereto (the "Notice of Exercise") duly executed by such Registered Holder or by such Registered Holder's duly authorized attorney, at the principal office of the Company set forth on the signature page hereto, or at such other office or agency as the Company may designate in writing (the "Company's Office"), accompanied by payment in full, in lawful money of the United States, of the Exercise Price payable in respect of the number of shares of Warrant Shares purchased upon such exercise.

     (b) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the appropriate Annex form shall be dated and directed to the Company (as evidenced by the applicable postmark or other evidence of transmittal) as provided in Section 1(a) hereof. At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in Section 1(c) hereof shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

     (c) As soon as practicable after the exercise of this Warrant, in full or in part, and in any event within ten (10) days thereafter, the Company, at its expense, will cause to be issued in the name of, and delivered to, the Registered Holder, or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct:

     (i) a certificate or certificates for the number of full Warrant Shares to which such Registered Holder shall be entitled upon such exercise plus, in lieu of any fractional share to which such Registered Holder would otherwise be entitled, cash in an amount determined pursuant to Section 4 hereof; and

     (ii) in case such exercise is in part only, a new warrant or warrants (dated the date hereof) of like tenor, representing in the aggregate on the face or faces thereof the number of Warrant Shares equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of this Warrant minus the number of such shares purchased by the Registered Holder upon such exercise as provided in Section 3 hereof or received pursuant to
Section 1.2 hereof.

     1.2. Exercise by Surrender of Warrant. In addition to the method of payment set forth in Section 1.1 and in lieu of any cash payment required thereunder, the Warrant may be exercised by surrendering the Warrant in the manner specified in this Section 1.2, together with irrevocable instructions to the Company to issue in exchange for the Warrant the number of shares of Common Stock equal to the product of (x) the number of shares of Common Stock underlying the Warrants multiplied by (y) a fraction, the numerator of which is the Market Value (as defined below) of the Common Stock less the Exercise Price and the denominator of which is such Market Value. As used herein, the phrase "Market Value" at any date shall be deemed to be the last reported sale price, or, in case no such reported sale takes place on such day, the average of the last reported sale prices for the three (3) trading days immediately preceding the date of exercise, in either case as officially reported by the principal securities exchange or "over the counter" (including on the pink sheets or bulletin board) exchange on which the Common Stock is listed or admitted to trading, or, if the Common Stock is not listed or admitted to trading on any national securities exchange or sold "over the counter", the average closing bid price as furnished by the NASD through NASDAQ or similar organization if NASDAQ is no longer reporting such information, or if the Common Stock is not quoted on NASDAQ, as determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it.

     2. Shares to be Fully Paid; Reservation of Shares. The Company covenants and agrees that all shares of Common Stock which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance by the Company, be validly issued, fully paid and nonassessable, and free from preemptive rights and free from all taxes, liens and charges with respect thereto. The Company further covenants and agrees that, from and after the Date of Issuance and during the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized, and reserve, free from preemptive rights, out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the exercise of this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant.

     3. Fractional Shares. The Company shall not be required upon the exercise of this Warrant to issue any fractional shares, but shall make an adjustment therefor in cash on the basis of the Market Value for each fractional share of the Company's Common Stock which would be issuable upon exercise of this Warrant.

       4.        Requirements for Transfer.

(a) Warrant Register. The Company will maintain a register (the "Warrant Register") containing the names and addresses of the Registered Holder or Registered Holders. Any Registered Holder of this Warrant or any portion thereof may change its address as shown on the Warrant Register by written notice to the Company requesting such change, and the Company shall promptly make such change. Until this Warrant is transferred on the Warrant Register of the Company, the Company may treat the Registered Holder as shown on the Warrant Register as the absolute owner of this Warrant for all purposes, notwithstanding any notice to the contrary, provided, however, that if and when this Warrant is properly assigned in blank, the Company may, but shall not be obligated to, treat the bearer hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

(b) Warrant Agent. The Company may, by written notice to the Registered Holder, appoint an agent for the purpose of maintaining the Warrant Register referred to in Section 4(a) hereof, issuing the Common Stock issuable upon the exercise of this Warrant, exchanging this Warrant, replacing this Warrant or any or all of the foregoing. Thereafter, any such registration, issuance, exchange, or replacement, as the case may be, may be made at the office of such agent.

(c) Transfer. Subject to the provisions of this Section 4, this Warrant and all rights hereunder are transferable, in whole or in part, upon the surrender of this Warrant with a properly executed Assignment Form in substantially the form attached hereto as Annex B (the "Assignment") at the principal office of the Company.

     (d) Exchange of Warrant Upon a Transfer. On surrender of this Warrant for exchange, properly endorsed on the Assignment and subject to the provisions of this Warrant and with the limitations on assignments and transfers as contained in this Section 4, the Company at its expense shall issue to or on the order of the Registered Holder a new warrant or warrants of like tenor, in the name of the Registered Holder or as the Registered Holder (on payment by the Registered Holder of any applicable transfer taxes) may direct, for the number of shares issuable upon exercise hereof.

     5.   Adjustment.

(a) Computation of Adjusted Exercise Price. Except as hereinafter provided, in case the Company shall at any time after the date hereof issue or sell any shares of its Stock (as defined in Section 5(g)), other than the issuances or sales referred to in Section 5(h) hereof, for a consideration per share less than the Exercise Price in effect immediately prior to the issuance or sale of such shares, or without consideration, then forthwith upon such issuance or sale, the Exercise Price shall (until another such issuance or sale) be reduced to the price (calculated to the nearest full cent) equal to the quotient derived by dividing (A) an amount equal to the sum of (X) the product of (a) the Exercise Price in effect immediately prior to such issuance or sale, multiplied by (b) the total number of shares of Stock outstanding immediately prior to such issuance or sale, plus (Y) the aggregate of the amount of all consideration, if any, received by the Company upon such issuance or sale, by (B) the total number of shares of Stock outstanding immediately after such issuance or sale; provided, however, that in no event shall the Exercise Price be adjusted pursuant to this computation to an amount in excess of the Exercise Price in effect immediately prior to such computation, except in the case of a combination of outstanding shares of Stock, as provided by Section 5(c) hereof.

     For the purposes of this Section 5 the term Exercise Price shall mean the Exercise Price per share set forth on the first page of this Warrant, as adjusted from time to time pursuant to the provisions of this Section 5.

     For purposes of any computation to be made in accordance with this Section 5(a), the following provisions shall be applicable:

    (i)In case of the issuance or sale of shares of Stock for a consideration part or all of which shall be cash, the amount of the cash consideration, shall be deemed to be the amount of cash received by the Company for such shares (or, if shares of Stock are offered by the Company for subscription, the subscription price, or, if either of such securities shall be sold to underwriters or dealers for public offering without a subscription price, the public offering price, before deducting therefrom any compensation paid or discount allowed in the sale, underwriting or purchase thereof by underwriters or dealers or other persons or entities performing similar services), or any expenses incurred in connection therewith and less any amounts payable to security holders or any affiliate thereof, including, without limitation, any employment agreement, royalty, consulting agreement, covenant not to compete, earnout or contingent payment right or similar arrangement, agreement or understanding, whether oral or written; all such amounts shall be valued at the aggregate amount payable thereunder whether such payments are absolute or contingent and irrespective of the period or uncertainty of payment, the rate of interest, if any, or the contingent nature thereof.

   (ii)In case of the issuance or sale (otherwise than as a dividend or other distribution on any stock of the Company) of shares of Stock for a consideration part or all of which shall be other than cash, the amount of the consideration therefor other than cash shall be deemed to be the value of such consideration as determined in good faith by the Board of Directors of the Company.

 (iii) Shares of Stock issuable by way of dividend or other distribution on any capital stock of the Company shall be deemed to have been issued immediately after the opening of business on the day following the record date for the determination of stockholders entitled to receive such dividend or other distribution and shall be deemed to have been issued without consideration.

     (iv) The reclassification of securities of the Company other than shares of Stock into securities including shares of Stock shall be deemed to involve the issuance of such shares of Stock for consideration other than cash immediately prior to the close of business on the date fixed for the determination of security holders entitled to receive such shares, and the value of the consideration allocable to such shares of Stock shall be determined as provided in Section 1.2.

     (v) The number of shares of Stock at any one time outstanding shall include the aggregate number of shares issued or issuable (subject to readjustment upon the actual issuance thereof) upon the exercise of then outstanding options, rights, warrants, and convertible and exchangeable securities.

     (b) Options, Rights, Warrants and Convertible and Exchangeable Securities.

     (i) In case the Company shall at any time after the date hereof issue options, rights or warrants to subscribe for shares of Stock, or issue any securities convertible into or exchangeable for shares of Stock, for a consideration per share less than the Exercise Price in effect immediately prior to the issuance of such options, rights, warrants or such convertible or exchangeable securities, or without consideration, the Exercise Price in effect immediately prior to the issuance of such options, rights, warrants or such convertible or exchangeable securities, as the case may be, shall be reduced to a price determined by making a computation in accordance with the provisions of
Section 5(a) hereof, provided that:

     (ii) The aggregate maximum number of shares of Stock, as the case may be, issuable under such options, rights or warrants shall be deemed to be issued and outstanding at the time such options, rights or warrants were issued, for a consideration equal to the minimum purchase price per share provided for in such options, rights or warrants at the time of issuance, plus the consideration (determined in the same manner as consideration received on the issue or sale of shares in accordance with the terms of the Warrant), if any, received by the Company for such options, rights or warrants. The aggregate maximum number of shares of Stock issuable upon conversion or exchange of any convertible or exchangeable securities shall be deemed to be issued and outstanding at the time of issuance of such securities, and for a consideration equal to the consideration (determined in the same manner as consideration received on the issue or sale of shares of Stock in accordance with the terms of the Warrant) received by the Company for such securities, plus the minimum consideration, if any, receivable by the Company upon the conversion or exchange thereof. If any change shall occur in the price per share provided for in any of the options, rights or warrants referred to in subsection, or in the price per share at which the securities referred to in this subsection are exchangeable, such options, rights or warrants or exchange rights, as the case may be, shall be deemed to have expired or terminated on the date when such price change became effective in respect to shares not theretofore issued pursuant to the exercise or exchange thereof, and the Company shall be deemed to have issued upon such date new options, rights or warrants or exchangeable securities at the new price in respect of the number of shares issuable upon the exercise of such options, rights or warrants or the conversion or exchange of such exchangeable securities.

     (c) Subdivision and Combination. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise) the shares of Stock subject to acquisition hereunder into a greater number of shares, then, after the date of record for effecting such subdivision, the Exercise Price in effect immediately prior to such subdivision will be proportionately reduced and the number of shares of Common Stock subject to acquisition upon exercise of this Warrant will be proportionately increased. If the Company at any time combines (by reverse stock split, recapitalization, reorganization, reclassification or otherwise) the shares of Stock subject to acquisition hereunder into a smaller number of shares, then, after the date of record for effecting such combination, the Exercise Price in effect immediately prior to such combination will be proportionately increased and the number of shares of Common Stock subject to acquisition upon exercise of this Warrant will be proportionately decreased.

     (d) Merger or Consolidation. In case of any consolidation of the Company with, or merger of the Company into any other corporation, or in case of any sale or conveyance of all or substantially all of the assets of the Company other than in connection with a plan of complete liquidation of the Company, then as a condition of such consolidation, merger or sale or conveyance, adequate provision will be made whereby the Registered Holder will have the right to acquire and receive upon exercise of this Warrant in lieu of the shares of Common Stock immediately theretofore subject to acquisition upon the exercise of this Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for the number of shares of Common Stock immediately theretofore subject to acquisition and receivable upon exercise of this Warrant had such consolidation, merger or sale or conveyance not taken place. In any such case, the Company will make appropriate provision to insure that the provisions of this Section 5 hereof will thereafter be applicable as nearly as may be in relation to any shares of stock or securities thereafter deliverable upon the exercise of this Warrant. In the event of a merger in which all of the Common Stock is exchanged exclusively for cash, the Company may elect to cancel this Warrant upon payment to the Holder of a cash payment equal to the excess, if any, between the cash price per share paid in the merger and the Exercise Price. If the cash price per share paid in the merger is less than the Exercise Price, the Warrant shall automatically be cancelled on the effective date of the merger, without the payment of any consideration to the Holder.

     (e) Notice of Adjustment. Upon the occurrence of any event which requires any adjustment of the Exercise Price, then and in each such case the Company shall give notice thereof to the Registered Holder, which notice shall state the Exercise Price resulting from such adjustment and the increase or decrease, if any, in the number of Warrant Shares purchasable at such price upon exercise, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

     (f) Adjustment in Number of Securities. Upon each adjustment of the Exercise Price pursuant to the provisions of this Section 5, the number of securities issuable upon the exercise of each Warrant shall be adjusted to the nearest full amount by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.

     (g) Definition of Stock. For the purpose of this Agreement, the term "Stock" shall mean (i) the class of stock designated as Common Stock in the Certificate of Incorporation of the Company as may be amended as of the date hereof, or (ii) any other class of stock resulting from successive changes or reclassifications of such Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

     (h) No Adjustment of Exercise Price in Certain Cases. No adjustment of the Exercise Price shall be made:

     (i) Upon issuance or sale of this Warrant or Warrant Shares, or the other Warrants and Warrant Shares issued in connection herewith, or other options, warrants and convertible securities outstanding as of the date hereof into or for shares of Common Stock.

     (ii) Upon the issuance or sale of any shares of capital stock, or the grant of options exercisable therefor, issued or issuable after the date of this Warrant, to directors, officers, employees, advisers and consultants of the Company or any subsidiary pursuant to any incentive or non-qualified stock option plan or agreement, stock purchase plan or agreement, stock restriction agreement or restricted stock plan, employee stock ownership plan (ESOP), consulting agreement, stock appreciation right (SAR), stock depreciation right
(SDR), bonus stock arrangement, or such other similar compensatory options, issuances, arrangements, agreements or plans approved by the Board of Directors.

     (iii) If the amount of said adjustment shall be less than one cent ($0.01) per security issuable upon exercise of this Warrant, provided, however, that in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with any adjustment so carried forward, shall amount to at least two cents ($0.02) per security issuable upon exercise of this Warrant.

    6. No Impairment. The Company will not, by amendment of its charter or through reorganization, consolidation, merger, dissolution, sale of assets or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant but will at all times carry out all such terms and take all such action as may be reasonably necessary or appropriate in order to protect the rights of the holder of this Warrant against impairment.

    7. Liquidating Dividends and Other Distributions. If the Company pays a dividend or makes a distribution on the Common Stock payable otherwise than in cash out of earnings or earned surplus (determined in accordance with generally accepted accounting principles) except for a stock dividend payable in shares of Common Stock (a "Liquidating Dividend") or otherwise distributes to its stockholders any assets, properties, rights, evidence of indebtedness, securities whether issued by the Company or by another, or any other thing of value, then the Company will pay or distribute to the Registered Holder of this Warrant, upon the exercise hereof, in addition to the Warrant Shares purchased upon such exercise, either (i) the Liquidating Dividend that would have been paid to such Registered Holder if he had been the owner of record of such Warrant Shares immediately prior to the date on which a record is taken for such Liquidating Dividend or, if no record is taken, the date as of which the record holders of Common Stock entitled to such dividends or distribution are to be determined or (ii) the same property, assets, rights, evidences of indebtedness, securities or any other thing of value that the Registered Holder would have been entitled to receive at the time of such distribution as if the Warrant had been exercised immediately prior to such distribution.

  8. Notices of Record Date, Etc. In case:

     (a) the Company shall take a record of the holders of its Common Stock (or other stock or securities at the time deliverable upon the exercise of this Warrant) for the purpose of entitling or enabling them to receive any dividend or other distribution, or to receive any right to subscribe for or purchase any shares of stock of any class or any other securities, or to receive any other right; or of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the surviving entity), or any transfer of all or substantially all of the assets of the Company; or of the voluntary or involuntary dissolution, liquidation or winding-up of the Company, then, and in each such case, the Company will mail or cause to be mailed to the Registered Holder of this Warrant a notice specifying, as the case may be, (i) the date on which a record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, or
(ii) the effective date on which such reorganization, reclassification, consolidation, merger, transfer, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock (or such other stock or securities at the time deliverable upon the exercise of this Warrant) shall be entitled to exchange their shares of Common Stock (or such other stock or securities) for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, transfer, dissolution, liquidation or winding-up. Such notice shall be mailed at least ten (10) days prior to the record date or effective date for the event specified in such notice unless such prior notice is waived by the Registered Holder.

     9. No Rights of Stockholders. Subject to other Sections of this Warrant, the Registered Holder shall not be entitled to vote, to receive dividends or subscription rights, nor shall anything contained herein be construed to confer upon the Registered Holder, as such, any of the rights of a stockholder of the Company, including without limitation any right to vote for the election of directors or upon any matter submitted to stockholders, to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance, or otherwise), to receive notices, or otherwise, until the Warrant shall have been exercised as provided herein.

     9.   Replacement   of  Warrant.   Upon  receipt  of  evidence   reasonably
satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and (in the case of loss, theft or destruction) upon delivery of an indemnity agreement reasonably satisfactory to the Company, or (in the case of mutilation) upon surrender and cancellation of this Warrant, the Company will issue, in lieu thereof, a new Warrant of like tenor.

     10.  Registration  Rights.
     (a) Provided that a Financing (as such term is defined in the IB Agreement) is not consummated within the term of the IB Agreement, after October 25, 2005 (the "Trigger Date"), the Registered Holder may deliver a written request to the Company requesting that the Company file, on one (1) occasion, a registration statement under the Act covering the registration of the Registrable Securities (as hereinafter defined). If the Company shall receive any such written request, then the Company shall use its commercially reasonable efforts to effect as soon as practicable, and in any event within ninety (90) days of the receipt of such request ("Request Date"), such registration under the Securities Act of 1933, as amended ("Act") if (including, without limitation, filing post-effective amendments, appropriate qualifications under applicable blue sky or other state securities laws, and appropriate compliance with the Act) as would permit or facilitate the sale and distribution of all or such portion of such Registrable Securities that the Holders request to be registered. The Company shall use commercially reasonable efforts to have such Registration Statement declared effective by the Securities and Exchange Commission ("SEC") as soon thereafter as is practical, but in any event within one hundred and fifty (150) days of the Request Date, and (ii) cause such Registration Statement to remain effective until the date which is the earlier of (A) at such time as the Registered Holder have completed the distribution described in the Registration Statement relating thereto or (B) at such time as all of the Registrable Securities thereunder may be sold pursuant to Rule 144(k) under the 1933 Act (the "Effectiveness Period"). For purposes of this Agreement, the term "Registrable Securities" shall mean the Warrant Shares issuable upon the exercise of the Warrants; provided, however, that securities shall only be treated as Registrable Securities if and only for so long as they (A) have not been disposed of pursuant to a registration statement declared effective by the SEC, and (B) have not been sold in a transaction exempt from the registration and prospectus delivery requirements of the 1933 Act so that all transfer restrictions and restrictive legends with respect thereto are removed upon the consummation of such sale.

     (b) Notwithstanding the requirement to file the Registration Statement as described above, if the Company shall furnish to the Registered Holder a certificate signed by the Chief Executive Officer or President of the Company stating that in the good faith judgment of the Board of Directors of the Company it would not be in the best interest of the Company for such registration statement to be filed, the Company shall have the right to defer taking action with respect to such filing for a period of not more than ninety (90) days after the date of such certificate; provided, however, that the Company shall not defer its obligation in this manner more than once in any twelve (12) month period.

     (c) All expenses (other than underwriting discounts and commissions, brokerage fees and applicable transfer taxes) incurred in connection with registrations, filings or qualifications pursuant to this Section 10, including, without limitation, all registration, filing and qualification fees, printers' and accounting fees and fees and disbursements of counsel for the Company, shall be borne by the Company. Further, the Company shall pay its internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit or quarterly review, the expense of any liability insurance obtained by the Company and the expenses and fees for listing or authorizing for quotation the securities to be registered on each securities exchange, market or automated quotation system on which it Common Stock is then listed or quoted.

     (d) Prior to any resale of Registrable Securities by the Registered Holder, the Company shall register or qualify or cooperate with the Registered Holder in connection with the registration or qualification (or exemption from the registration or qualification) of such Registrable Securities for the resale by the Registered Holder under the securities or Blue Sky laws of such jurisdictions within the United States as any Registered Holder reasonably requests in writing and as reasonably acceptable to the Company, to keep each registration or qualification (or exemption therefrom) effective during the Effectiveness Period and to do any and all other acts or things reasonably necessary to enable the disposition in such jurisdictions of the Registrable Securities covered by the Registration Statement; provided, that the Company shall not be required to qualify generally to do business in any jurisdiction where it is not then so qualified, consent to service of process in any jurisdiction in which it has not so consented, subject the Company to any material tax in any such jurisdiction where it is not then so subject or file a general consent to service of process in any such jurisdiction.

     (e) Each of the Company and the Registered Holder shall indemnify the other party hereto and their respective officers, directors, employees and agents against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) by the indemnifying party of a material fact contained in any prospectus or other document (including any related registration statement, notification or the like) incident to any registration of the type described in this Section 10, or any omission (or alleged omission) by the indemnifying party to state in any such document a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse such indemnified party for any legal and any other expenses reasonably incurred in connection with investigating and defending any such claim, loss, damage, liability or action; provided that no party will be eligible for indemnification hereunder to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission based upon written information furnished by such party for use in connection with such registration. In addition, if the indemnifying party is the Registered Holder, in no event shall its indemnification obligation exceed the greater of (i) $75,000 or (ii) the net proceeds received by the Registered Holder upon a sale of the Registrable Securities.

     (f) The Registered Holder shall furnish to the Company such information regarding the Registered Holder and the distribution proposed by it as the Company may reasonably request in connection with any registration or offering referred to in this Section 10. The Registered Holder shall cooperate as reasonably requested by the Company in connection with the preparation of the registration statement with respect to such registration, and for so long as the Company is obligated to file and keep effective such registration statement, shall provide to the Company, in writing, for use in the registration statement, all such information regarding the Registered Holder and its plan of distribution of the Registrable Securities included in such registration as may be reasonably necessary to enable the Company to prepare such Registration Statement, to maintain the currency and effectiveness thereof and otherwise to comply with all applicable requirements of law in connection therewith.

     (g) In addition to the demand registration provisions of this Section 10, if at any time during the term of this Warrant, the Company shall determine to prepare and file with the SEC a registration statement relating to an offering for its own account or the account of others under the Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business, any share exchange or recapitalization or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to the Registered Holder a written notice of such determination and, if within 15 days after the date of such notice, the Registered Holder shall so request in writing delivered to the Company, the Company shall include in such registration statement all or any part of such Registrable Securities such Registered Holder requests to be registered, subject to customary underwriter cutbacks applicable to all holders of registration rights (other than the holder that exercised a demand registration right that has contractual priority rights with respect to such cutbacks); provided, that, the Company shall not be required to register any Registrable Securities pursuant to this Section 10(g) that are eligible for resale pursuant to Rule 144(k) or that are the subject of a then effective Registration Statement.

     11. Redemption. In the event a Financing is not consummated during the term of the IB Agreement, the Company may redeem any unexercised portion of this Warrant at the price of $.15 per unexercised Warrant Share ("Redemption Price"). In the event the Company shall elect to redeem this Warrant, the Company shall fix a date for the redemption (the "Redemption Date") and deliver to the Registered Holder a notice of redemption not less than 20 days prior to the date fixed for redemption (the "Redemption Notice"). This Warrant may be exercised pursuant to the terms hereof at any time after the foregoing notice of redemption shall have been given by the Company until the business day immediately preceding the Redemption Date. On and after the Redemption Date, the Holder shall have no further rights under this Warrant except to receive, upon surrender of this Warrant, the Redemption Price. Notwithstanding the provisions of Section 10, the Registered Holder acknowledges that in the event the Registered Holder elects to timely exercise this Warrant following its receipt of a Redemption Notice, the Company shall not be required to comply with any demand registration theretofore made by the Registered Holder pursuant to
Section 10 hereto.

     12. Mailing of Notices, Etc. All notices and other communications from the Company to the Registered Holder of this Warrant shall be mailed by first-class certified or registered mail, postage prepaid, to the address furnished to the Company in writing by the last Registered Holder of this Warrant who shall have furnished an address to the Company in writing. All notices and other communications from the Registered Holder of this Warrant or in connection herewith to the Company shall be mailed by first-class certified or registered mail, postage prepaid, to the Company at its principal office set forth below. If the Company should at any time change the location of its principal office to a place other than as set forth below, then it shall give prompt written notice to the Registered Holder of this Warrant and thereafter all references in this Warrant to the location of its principal office at the particular time shall be as so specified in such notice.

     13. Change or Waiver; Severability. Any term of this Warrant may be changed or waived only by an instrument in writing signed by the party against which enforcement of the change or waiver is sought. If any provision of this Warrant shall be held to be invalid and unenforceable, such invalidity or unenforceability shall not affect any other provision of this Warrant.

     14. Headings; Severability. The headings in this Warrant are for purposes of reference only and shall not limit or otherwise affect the meaning of any provision of this Warrant. If any provision of this Warrant shall be held to be invalid and unenforceable, such invalidity or unenforceability shall not affect any other provision of this Warrant.

     15. Governing Law and Submission to Jurisdiction. This Warrant will be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflict or choice of laws of any jurisdiction. The parties hereby agree that any action, proceeding or claim against it arising out of, or relating in any way to this Warrant shall be brought and enforced in the courts of the State of New York, and irrevocably submit to such jurisdiction, which jurisdiction shall be exclusive.

     16. Certificate. Upon request by the Registered Holder of this Warrant, the Company shall promptly deliver to such holder a certificate executed by its President or Chief Financial Officer setting forth the total number of outstanding shares of capital stock, convertible debt instruments and options, rights, warrants or other agreements relating to the purchase of such capital stock or convertible debt instruments, together with its calculation of the number of shares remaining available for issuance upon exercise of this Warrant, and a certificate of the accuracy of the statements set forth therein.

     17. Supplements and Amendments. The Company and the Registered Holder may from time to time supplement or amend this Warrant in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provision herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company and the Holder may deem necessary or desirable.

     18. Successors. All the covenants and provisions of this Warrant shall be binding upon and inure to the benefit of the Company and the Registered Holder and their respective successors and assigns hereunder.

     19.Benefits of this Warrant. Nothing in this Warrant shall be construed to give to any person, entity or corporation other than the Company and the Registered Holder of the Warrant Certificate any legal or equitable right, remedy or claim under this Warrant; and this Warrant shall be for the sole and exclusive benefit of the Company and the Registered Holder of the Warrant Certificate.

     20.Counterparts. This Warrant may be executed in any number of counterparts and each such counterpart shall for all purposes be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.




     IN WITNESS WHEREOF, PAPERCLIP SOFTWARE INC. has caused this Warrant to be signed by its duly authorized officers under its corporate seal and to be dated on the day and year first written above.

     PAPERCLIP  SOFTWARE INC.
                                                   By: /s/ William  Weiss_______
                                                   Name: William Weiss
                                                   Title: President

                                                   Principal Office:

                                     ANNEX A

                             NOTICE OF EXERCISE FORM

To:      Paperclip Software Inc.
         Attention:  President




     1. The undersigned hereby elects to purchase _______________ (leave blank if you choose Alternative No. 2 below) shares of Common Stock of Paperclip Software Inc. pursuant to the terms of this Warrant, and tenders herewith payment of the purchase price of such shares in full. (Initial here if the undersigned elects this alternative). _________

     2. In lieu of exercising the attached Warrant for cash or check, the undersigned hereby elects to effect the exercise by surrender of warrant provision of Section 1.2 of this Warrant and receive ____________ (leave blank if you choose Alternative No. 1 above) shares of Common Stock of Paperclip Software Inc. pursuant to the terms of this Warrant. (Initial here if the undersigned elects this alternative). ___________

     3. Please issue a certificate or certificates representing said securities in the name of the undersigned or in such other name as is specified below:





---------------------------------------------------------------
 (Name)



---------------------------------------------------------------
 (Address)


                                       4.



---------------------------------------------------------------
Signature and Date

ANNEX B

                                 ASSIGNMENT FORM

     FOR VALUE RECEIVED, _________________________________ hereby sells, assigns and transfers all of the rights of the undersigned under the attached Warrant with respect to the number of shares of Common Stock covered thereby set forth below, unto:

Name of Assignee             Address                             No. of Shares







                                     Dated:

                                     Signature:
                                     Dated:

                                     Witness:

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

Date:  November 12, 2004                            By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 12, 2004                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer