Form 10KSB
period 2004-12-31
PAPERCLIP SOFTWARE INCE
filed 2005-03-31
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The issuer's revenue for the fiscal year ended December 31, 2004 was $1,420,637. As of March 17, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $394,700 (based on the closing price of the OTC Bulletin Board on March 17, 2005). As of March 17, 2005, there were 8,196,521 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None. Transitional Small
Business  Disclosure  Format  (check  one):  Yes  ___ No X



     Certain information included in this Annual Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, product development or enhancements, the Company's ability to generate sufficient cash flow from the sale of its products to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to raise additional capital, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts.

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

     The Company has begun marketing a new document management and work flow product which has been customized for the mortgage broker industry. The Company's sales from this product in 2004 were approximately $25,000. The product is available in either a client server model and installed at the customer site, or in an ASP model and hosted by PaperClip. The client server product is named Mortgage Assistant (MA) and the hosted product is named Virtual Loan Folder. The Company believes that this product may represent a promising opportunity for its business, although there are competitors in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

     The Company has also begun marketing its PaperClip32 product in ASP model hosted by PaperClip. The product is named Virtual Client Folder. To date interest in this service has been shown by the life insurance industry. The Company believes that this product may represent a promising opportunity for its business although there is at least one competitor in this business and there can be no assurance that the company can generate meaningful revenues from this product.

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

Internet Express

     Internet Express (IE) is an extranet designed to exchange electronic documents as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of EDX packages across the Internet. IE has expanded to four delivery options, IE Client, Secure Email, Secure Hosting, and Secure Fax. Service traffic for the year increased by 50% compared to 2003.

Clipit Toolkit

     ClipIt is designed to facilitate the integration of legacy applications with other applications. ClipIt's greatest demand is found in the new thin client services. By integrating ClipIt within thin client applications, users simply hit a "Hot Key" to quickly view important records and documents across the Web. ClipIt is a Tool-kit designed to leverage PaperClip's award winning Visual Context Processor (Clipping) technology allowing developers and integrators the ability to program ClipIt within their application or script within browsers.
                                          -5-

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

Mortgage Assistant

     Mortgage Assistant (MA) is PaperClip's workflow application designed to manage users, stages, products, documents, alerts and reports. Mortgage Assistant manages document requirements and performs workflow features including rendezvous, sign-offs, process reports, notification alerts, data-feed integration and process audits. Mortgage Assistant is an add-on module to PaperClip32.

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

       Training and technical support of VARs is a component of the Company's efforts with respect to its Workgroup and Enterprise Editions. Consequently, the Company provides technical support along with on-going communication to its VARs.

     The Company has a sales force of four persons. The Company directs selling efforts directly to the mortgage broker industry and life insurance brokers. The Company has one sales person focusing on each of those markets. One sales person deals directly with VARSs. While the Company attempts to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.

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

Customers And Sales
     The  Company  had net  sales of  $1,420,637  in 2004 and  $1,569,843  2003.
Lumtron, an OEM, and ImageTek, a VAR,Bisys and NISC accounted for 10%, 11%,11%, and 10%%,respectively, of the Company's sales in 2004. ImageTek and Lumtron accounted for 12% and 19% of the Company's sales in 2003. In 2004, the Company commenced a lawsuit against Lumtron in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $50,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. The lawsuit against ImageTek that began in 2003 has been resolved satisfactorily. Imagetek paid off all of its old balances due. Three customers (Companion, ImageTek, and Lumtron) represented 58% of accounts receivable at December 31, 2004. Three customers Etrade, ImageTek, and Lumtron) represented 94% of accounts receivable at December 31, 2003.

Customer Support And Service
     The Company presently provides telephone support to its VARs and OEMs and customers it deals with directly. The majority of the Company's service and support activities involve responses to customer inquiries regarding use of the Workgroup, Enterprise and Professional Editions, which are provided by telephone support directly from the Company's technical support center.

Product Development
     At present, the Company's systems are being developed by a combination of in house staff and, when necessary, outside consultants. PaperClip expended approximately $421,800 and $283,000 on research and development in 2004 and 2003, respectively.
                                     -7-

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

     There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, Hyland Software, Optika Imaging Systems Incorporated, OTG (a division of EMC) and LaserFiche Document Imaging. The
Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. In addition, there can be no assurance that new companies will not introduce new systems with better features and functions than the Systems. There are a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange. Intellisys provides a central repository and sells retrieval and communications with selected carriers as their service. It contracts with the smaller brokers where outsourcing to the broker makes more sense. PaperClip's document management customers are the larger volume brokers. Intellisys is an Internet Express customer. In the mortgage broker industry PaperClip competes with a number of companies, such as Atone , Advectis, SwiftView Inc. and Del Mar Database.

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

Employees

     As of March 21, 2005, the Company's full-time staff of seventeen employees includes seven employees engaged in development and systems testing, four engaged in sales, two in marketing and technical support, one in Business Services and three engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company intends to utilize consultants to supplement its systems development, sales and marketing efforts, when necessary.

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


Capital Raising Initiatives

     On October 29, 2004, the Company engaged Sloan Securities Corp. (together with its affiliates, "Sloan") to provide financial advisory services, which may include assistance in seeking to raise additional capital. In connection with such engagement, the Company issued warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The Warrants vest as to 425,000 shares on the date of issuance and as to the remaining 75,000 shares at such time that a financing is consummated in which at least 1,400,000 shares of common stock or common stock equivalents are issued.

     Since the engagement of Sloan as described above, the Company has been seeking to raise additional capital through the issuance of debt and/or equity securities. As of December 31, 2004, the Company has not issued any such securities.

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

ITEM 3.  Legal Proceedings.
     In 2004, the Company commenced a lawsuit against Lumtron, one of the largest customers of the Company, in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $50,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. The lawsuit against ImageTek that began in 2003 has been resolved satisfactorily. Imagetek paid off all of its old balances due.



     The Company is not a party to any material pending legal proceedings.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

     No matters were  submitted to a vote of security  holders during 2004.

                                     PART II

     ITEM 5. Market For Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

                    Common
                     Stock


2003              High      Low
First             0.09     0.05
Second            0.08     0.05
Third             0.07     0.05
Fourth            0.08     0.02

2004              High     Low
First             0.10     0.04
Second            0.18     0.09
Third             0.12     0.06
Fourth            0.14     0.07

     The above prices per share were the bid prices during such periods as reported by Bloomberg News Service for OTC market quotations. Such quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company's securities are presently traded on the OTC Bulletin Board. As of December 31, 2004, there were approximately 700 holders of record of the Company's shares of Common Stock. The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock Certificate of Designation restricts the declaration, payment and setting aside of any dividends without the consent of the holders of the Requisite Percentage (as defined in such Certificate) of Series A Preferred Stock.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net sales decreased by $149,206 or 10% to $1,420,637 for the year ended December 31, 2004 from $1,569,843 for the year ended December 31, 2003. The decrease was due to a decrease in revenues from its OEM licenses which was partially offset by an increase in revenues from customers upgrading to newer versions of the Company's products.


     Salaries and related benefits decreased by $55,725 or 6% to $836,705 for the year ended December 31, 2004 from $892,430 for the year ended December 31, 2003. The decrease was due to an decrease in salaries of sales, and marketing personnel.


     Research and development expenses increased by $139,066 or 49% to $421,797 for the year ended December 31, 2004 from $282,731 for the year ended December 31, 2003. The increase was due to a increase in salaries related to research and development.

     Selling expenses increased by $90,775 or 79% to $205,243 for the year ended December 31, 2004 from $114,468 for the year ended December 31, 2003. The increases resulted from an increase in expenses for trade shows and public relations, partially offset by a decrease in travel expenses.

     General and administrative expenses increased by $21,951 or 10% to $236,109 for the year ended December 31, 2004 from $214,158 for the year ended December
31, 2003. The increase was due to an increase in professional fees partially offset by a decrease in telephone expense.


     Other income decreased by $395,310 to $21,267 for the year ended December 31, 2004 from $416,577 for the year ended December 31, 2003. The decrease was primarily due to the inclusion in 2003 of the following gains which did not recur in 2004: a gain from extinguishment of accounts payable due to the expiration of the statute of limitations on $278,767 in accounts payable owed by the Company, a gain from the extinguishment of a note payable to Access Solutions International, Inc. as described below, and a gain from the sale of tax credits in 2003.

     Provision for income taxes decreased by $28,900, because the Company had a loss in 2004 whereas it had income in 2003.

     Net income decreased by $711,683 to $(257,950) for the year ended December 31, 2004 from $453,733 for the year ended December 31, 2003. The decrease was primarily due to a decrease in sales, an increase in salaries for research and development and professional fees, and a decrease in other income as described above.


LIQUIDITY AND CAPITAL RESOURCES
     For the year ended December 31, 2004, the Company's net loss was $257,950. For the year ended December 31, 2003, the Company's operations resulted in net income of $453,733. As of December 31, 2004, the Company had an accumulated deficit of $20,762,481. The Company reported an operating loss of approximately $279,200 during fiscal year 2004. Although the Company's management is forecasting for 2005 continued negative trends for sales, operating income, net income and cash flows, the Company is expanding its sales and development and support efforts in the mortgage arena. It is expending funds this year with the anticipation that it will lead to enhanced revenue in the future. Net cash (used for)provided by operating activities was $(46,602) and $40,800 for the years ended December 31, 2004 and December 31, 2003, respectively. As of December 31,2004, the Company had a working capital deficit of $(454,674), with $535,562 in current assets and $990,236 in current liabilities. As of December 31, 2003, the Company had a working capital deficit of $(273,092), with $632,257 in current assets and $905,349 in current liabilities.


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

     Presently, the Company funds working capital from revenues it receives from the sale of its products. Over the preceding five fiscal years, the Company received an aggregate of approximately $1,500,000 from the sale of its tax losses, but does not anticipate any additional proceeds from such sales in the future. As of December 31, 2004, the Company had aggregate liabilities approximately $1.8 million. Such amount of aggregate liabilities includes (i) $418,00 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified, on a pro rata basis to sales as such contracts expire and income is earned, (ii) $442,145 in accounts payable and accrued expenses, and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $804,000 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2006.


     At December 31, 2004, the Company had net Federal operating loss carry forwards ("NOL") of approximately $20,000,000 for financial reporting purposes, which are due to expire from 2007 through 2024. Due to losses sustained by the Company for both financial and tax reporting through 2004, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a valuation allowance of $6,140,000 against the potential tax deferred tax asset of $6,140,000. The Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized $623,135, $ 351,335, $223,000, $191,000 and
$127,000 in 1999, 2000, 2001, 2002 and 2003 respectively, from the sale of its New Jersey net operating losses and research tax credits. As noted above, no additional proceeds are anticipated from such sales in the future.

     As described above under "Business--Capital Raising Initiatives" in Item 1, the Company is seeking, with the assistance of a financial advisor engaged by the Company in October 2004, to raise capital through the issuance of debt and/or equity securities. There can no assurance that the Company will be able to raise sufficient capital on terms reasonably satisfactory to it or at all.


     For 2005, the Company anticipates that it will need approximately $2,000,000 in order to fund its operations. The Company's management believes that, assuming it meets its 2005 forecast, it will have sufficient cash from the sale of its products and investments from outside investors (assuming the Company raises approximately $500,000 in capital in 2005 from investors) to enable it to meet its anticipated cash requirements through the end of the year. The Company's ability to meet its forecast is subject to broader acceptance of its product lines, its ability to raise capital, its ability to continue to realize revenues from its largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein. There can be no assurance that the Company will generate enough cash from the sale of its products or the raising of additional capital to meet its anticipated cash requirements for the next 12 months. If the Company does not generate enough cash to meet its requirements for the next 12 months, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.

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

PART III

ITEM 9.  Directors and Executive Officers, of the Registrant

Executive Officers and Directors

     The directors and executive officers of the Company as of March 1, 2004 are as follows:
Name                       Age          Position

William Weiss              61           Chief Executive Officer; Treasurer;
                                        Director

D. Michael Bridges         50           President, Director

Michael Suleski            44           Vice President, Engineering; Secretary;
                                        Director


     WILLIAM WEISS, a founder of the Company, has been Chief Executive Officer and a director of the Company since its formation in October 1991. From January 1980 until March 31, 2003 Mr. Weiss had also been an executive officer and President of Medical Registry Services, Inc., a computer software company which sells and services a computerized system for cancer record keeping in hospitals. Mr. Weiss devotes approximately 40 hours per week to the Company. Mr. Weiss received a B.S. from the Wharton School of the University of Pennsylvania and a J.D. from New York Law School.

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

Board of Advisors

     In January 2004, the Company formed an Advisory Board consisting of distinguished professionals and entrepreneurs who will provide guidance and advice to the Company and serve as a sounding board for the management team. The Advisory Board members will share experiences with colleagues and voice opinions on the technologies transforming electronic document management and its end communications. The Company believes that the input of its Board of Advisors will influence the development of new products and improve existing technologies. During 2004 the Company revamped its Advisory Board to reflect the direction that the Company was taking in focusing on the mortgage and life insurance industries. To that end the Company replaced the three members of the advisory board with three others. See "Option Plan for Consultants" below for a description of stock options available for issuance to members of the Advisory Board. The current Advisory Board members are as follows:

     A.W. Pickel, III, CMC, president of Leader Mortgage Company, is the former president of the National Association of Mortgage Brokers. Leader Mortgage Company is based in Lenexa, Kansas, with a branch office in St. Louis, Missouri. Leader has been in business since 1992, primarily in the Midwest. A.W. Pickel, III as a mortgage brokerage, founded leader. Over time Leader has grown and evolved into a regional mortgage banker. Leader offers in-house processing, underwriting and closing. Leader Mortgage is a full service mortgage lender, approved to provide conventional as well as government loans.

     Mr. Nachmany is the Chief Operating Officer of International Object Technology (IOT). Prior to joining International Object Technology Mr. Nachmany was the President and CEO of bCompliant, Inc., a company he established in order to conduct the collection, review, validation, and approval of electronic and paper transaction documents for the mortgage industry in an efficient and convenient fashion regardless of the number of participants and their geographic dispersion. From 1990 to 1997, Mr. Nachmany was the President and CEO of Image Integration Corp. From 1985-1990, Mr. Nachmany acted as the CEO of Image Communication Systems, a company which was responsible for the development and support of a joint venture between McDonnell Douglas Computer Systems Company and the Bell & Howell Company, in the Computer Aided Retrieval (CAR) market for the banking industry.

     Merrill Bent has more than thirty years of leadership experience in the Life Insurance industry. He has most recently served as Senior Vice President, life insurance operations for BISYS, a leading outsourcer of Insurance and Banking solutions, and Executive Vice President of operations and technology for Underwriters Service Agency, a leader in the Brokerage Life Insurance business. He has also recently served on the Board of Directors of the National Association of Independent Life Brokerage Agencies(NAILBA) and chaired that organizations' Technology Committee. He has previously held management positions with life insurance carriers and within the banking community.

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

Audit Committee Financial Expert

     The Board of Directors has determined that William Weiss, the Company's Chief Executive Officer, is the Board's "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation S-B.

Compliance with Section 16

     Section 16(a) of the Exchange Act requires certain persons, including the Company's directors and executive officers, and beneficial owners of more than 10% of the Company's equity securities, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. Based on material provided to the Company by such directors, officers and beneficial owners of more than 10% of the Company's equity securities, the Company believes that during the fiscal year ended December 31, 2004, there was compliance with all such filing requirements.

Code of Ethics
     The Company has adopted a code of ethics (the "Code") that applies to our directors, officers and employees. The Code is designed to deter wrongdoing on the part of such persons and to promote: (1) honest and ethical business conduct, including the ethical handling of actual or apparent conflicts of interest between personal and provisional relationships, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications made by us,
(3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code, and (5) accountability for adherence to the Code. The Code is designed to foster the highest standards of ethics and conduct in all of our business relationships. The Code will be available on the Company's website, www.paperclip.com, and copies will be mailed upon written request to Secretary, 611 U.S. Route 46 West, Hasbrouck Heights, NJ 07604 or by calling (201) 329-6300. The Company intends to disclose any amendments to or waivers of the Code on behalf of its Chief Executive Officer, Chief Financial Officer, and persons performing similar functions on the Company's website, at www.paperclip.com, promptly following the date of such amendment or waiver. To date, there are no such amendments.

ITEM 10.  Executive Compensation.

     The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 2004 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000. The Board determines the compensation of the Company's executive officers, none of whom received increases in their salaries, or a bonus, in 2004.

                                      Summary Compensation Table
--------------------------------------------------------------------------------
                                           Annual Compensation
                                         Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
Name and Other                         Bonus      Annual            Stock         Options/SARs (#)Payouts    All
 Position         Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)
Compensation
--------------------------------------------------------------------------------------------------------------------------
William Weiss     2004      120,000   0           0                 0                0               N/A        N/A
                  2003      120,000   0           0                 0                0               N/A        N/A
CEO (1)(2)        2002      120,000   0           0                 0                0               N/A        N/A
--------------------------------------------------------------------------------------------------------------------------
Michael Suleski   2004      105,000   0           0                 0                0               N/A        N/A
                  2003      105,000   0           0                 0                0               N/A        N/A
Vice President    2002      105,000   0           0                 0                0               N/A        N/A
Engineering (1)
--------------------------------------------------------------------------------------------------------------------------
D Michael Bridges 2004      107,800   0           0                 0                0               N/A        N/A
                  2003      107,800   0           0                 0                0               N/A        N/A
President         2002      107,800   0           0                 0                0               N/A        N/A
--------------------------------------------------------------------------------------------------------------------------

     (1) The Company presently has no employment contract with William Weiss or Michael Suleski.
     (2)As of December 31, 2004, $803,711 is owed to William Weiss for past salaries accrued but not paid.
                                                         -22-

Option/SAR Grants

     During the fiscal year ended December 31, 2004, there were no options granted to either the Company's Chief Executive Officer or any of its principal officers.

     The table below indicates that no options/SARs were exercised during fiscal year 2004 by the Company's Chief Executive Officer and each of its principal executive officers and shows the value of their unexercised options/SARs.

               AGGREGATED  OPTION/SAR  EXERCISES IN FISCAL YEAR 2004
                  AND OPTION/SAR VALUES AT DECEMBER 31, 2004

                                                                                              Value of Unexercised
                                                                      Number of Securities      In-the-Money
                                                                      Underlying                Options/
                                                                      Unexercised Options/SARs  SARs at
                                                                      at FY-end                 FY-End
                          Shares Acquired On         Value            Exercisable/              Exercisable/
    Name               Exercise (#)         Realized ($)              Unexercisable (#) (1)     Unexercisable($)
----------------------- ---------------------- ---------------------- ------------------------------------------------

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

     The Company entered into an Employment Agreement with David Michael Bridges effective as of January 1, 2000 (the "Employment Agreement"). The Employment Agreement provides that Mr. Bridges will serve as the Company's President and as a member of the Company's Board of Directors, subject to stockholder vote, for a term of three years, subject to automatic one year extensions and early termination, at an initial base salary of $107,800. The Employment Agreement provides that Mr. Bridges shall not compete with the Company in the product lines under development by the Company or use or disclose any trade secrets of the Company during the term of the Employment Agreement. In addition, the Employment Agreement provides that Mr. Bridges shall not solicit employees of the Company or induce any employee to terminate his or her relationship with the Company during the term and for a period of 24 months after termination of the Employment Agreement unless the Company terminates Mr. Bridges without cause (as defined in the Employment Agreement), the Company fails to satisfy certain conditions or if William Weiss or Michael Suleski shall leave the employment of the Company other than by reason of death or disability. Mr. Bridges may not be terminated prior to the end of the term except with cause (as defined in the Employment Agreement) and Mr. Bridges may terminate the Employment Agreement prior to the end of the term by giving the Company at least 90 days written notice. In the event that there is a transfer of control, defined as 50%, of the Company within 6 months of the termination of Mr. Bridges, Mr. Bridges shall be entitled to his base salary, vacation and other benefits for the remainder of the term of the Employment Agreement and any difference in value of the Company's capital stock owned by Mr. Bridges at the time of his termination and the value of such stock after transfer of control as valued in accordance with the terms of the Employment Agreement. The Employment Agreement also provided for the grant of options to purchase 400,000 shares of the Company's common stock. Mr. Bridges is also entitled to indemnification to the fullest extent permitted under New Jersey law. In the event that Mr. Bridges' employment is terminated without cause prior to the end of the term or any extension of the term or because of a disability (as defined in the Employment Agreement), he is entitled to receive his base salary for 6 months, at his then current annual rate paid in a lump sum within 10 days of termination, plus a payment for unused vacation. The Employment Agreement also provides that Mr. Bridges may independently develop intellectual property outside of his regular hours of employment with the Company and maintain full ownership of such intellectual property but provides for the Company's use of certain intellectual property owned by Mr. Bridges. The Employment Agreement restricts Mr. Bridges from using certain intellectual property owned by him to compete with the Company during the term of the Employment Agreement.

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

     Upon the exercise of an option, the option holder must pay the Company the exercise price plus the amount of the required federal and state withholding taxes, if any. The 1995 Stock Plan allows an optionee, subject to approval of the Committee, to pay the exercise price in shares of common stock, only if such shares of common stock have been held by the optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes (and otherwise meeting any other requirements to avoid such charge). The 1995 Stock Plan also allows an Optionee, subject to approval of the
Committee, to pay the exercise price pursuant to a broker-assisted cashless-exercise program established by the Committee; provided in each case that such methods avoid "short-swing" profits to the optionee under Section 16(b) of the Exchange Act. Withholding taxes due upon such exercise may also be satisfied pursuant to such broker-assisted cashless-exercise program. The 1995 Stock Plan limits the availability of the alternative to pay the exercise price pursuant to a broker-assisted cashless-exercise program so that such alternative is not available with respect to incentive stock options outstanding as of October 29, 1996. The 1995 Stock Plan permits limited transferability of stock options primarily for estate planning purposes. As of December 31, 2004, options to acquire 3,969,222 of shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 689,872 of options had expired, 95,508 options had been exercised and 3,183,842 of options were outstanding.

Option Plan for Consultants

     In February 2004, the Board of Directors of the Company adopted a stock incentive plan (the "2004 Stock Plan"). Only consultants and members of the Board of Advisors are eligible to participate in this plan. The 2004 Stock Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 600,000 shares. The 2004 Stock Plan provides that it shall be administered by a committee (the "Committee") consisting of either the full Board of Directors or a committee consisting of at least two directors. The Committee has the full power and authority, subject to the provisions of the 2004 Stock Plan, to designate participants, grant options and determine the terms of all options. The terms of specific options granted under the 2004 Stock Plan are determined by the Committee. The term of each option is also determined by the Committee, but no option may be exercisable after ten years have elapsed from the date upon which the option is granted. In February 2004, the Board awarded five-year options for an aggregate of 400,000 shares to the members of the Board of Advisors under the 2004 Stock Plan at an exercise price of $.07 per share, the market price of the Common Stock on the date of grant. In December 2004 the Company paid $1,665 to Michael Sinneck to purchase 83,333 options that he had vested. During 2004 the Company granted a total of 525,000 options to the new Advisory Board members and/or consultants of the Company, at prices ranging from $.07 to $.10 per share, and 266,667 options had expired under their terms due to the departure of previous Advisory Board members during 2004. As of December 31, 2004, 175,000 options were outstanding.

Long-Term Incentive Plan

     The Company did not grant any awards to executive officers under any long-term incentive plan during fiscal year 2004.

Compensation of Directors

     Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management And
                  Related Stockholder Matters.

     The following table sets forth, as of March 21, 2005, the number of shares of Common Stock and Series A Preferred Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock or the Series A Preferred Stock, as the case may be, known to the Company and the respective percentage ownership of the outstanding Common Stock and Series A Preferred Stock held by each such holder and group:

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

                        EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information, as of December 31, 2004, about the Company's 1993 Stock Option Plan, 1995 Stock Option Plan, and 2004 Stock Incentive Plan, the material features of which are described in this report under "Item 10-Executive Compensation." Although the 1993 Stock Option Plan expired in February 2003, the options with unexercised terms remain outstanding under such plan and are included in the table below.

All  outstanding  awards  relate to the Company's common stock.

                                Number of securities                                       Number of securities remaining
                                  to be issued upon                   Weighted-average     available for future issuance
                                      exercise of                     exercise price of    under equity compensation
                                outstanding options,                 outstanding options,  (excluding securities
                                warrants and rights                   warrants and rights  reflected in column (a))
                                       (a)                                  (b)                   (c)
-------------------     -----------------------------------     ------------------------------------------------------------
Equity compensation                 3,204,025(1)                                .34                 720,650(2)
plans approved by
security holders


Equity compensation
plans not approved by
security holders                      175,000 (3)                                                   425,000(4)

-------------------       -----------------------------------     ------------------------ ----------------------------------

     Total                          3,379,025                                                      1,145,650
===================       ===================================     ======================== ==================================


     (1) Represents 3,183,842 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1995 Stock Option Plan and 20,183 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1993 Stock Option Plan, which expired February 1, 2003.
     (2) Represents 720,650 shares of Common Stock available for future issuance under the 1995 Stock Option Plan.

      (3) Represents 175,000 shares of Common Stock issuable upon the exercise of outstanding options granted under the 2004 Stock Incentive Plan.

     (4) Represents 425,000 shares of Common Stock available for future issuance under the 2004 Stock Incentive Plan.
                                         -28-

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Weiss receives  compensation of $10,000 per month as
part of an oral employment arrangement. However, in lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During part of 2003 Mr. Weiss has assigned payment of the compensation to another company he is affiliated  with.  During 2004, Mr.
Weiss    received  approximately  $26,400  of past  due
compensation. At December 31, 2004, the Company had accrued $803,711 in deferred compensation to Mr. Weiss, or his affiliated company which is recorded as long term notes payable - related party on the balance sheet. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2006.






Item 13.  Exhibits List, and Reports on Form 8-K.

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.1(a)   Certificate of Amendment to Certificate of Incorporation.(3)
3.1(b)   Series A Preferred Stock Certificate of Designations.(3)
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
4.1      Promissory Note issued on November 1, 2000 to Access Solutions
                  International, Inc.
10.1     1993 Stock Option Plan. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     2004 Stock Incentive Plan
10.4     Form of End User License. (1)
10.5 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
        1996), (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997.(2)
10.6 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995)
10.7 Security Agreement, dated January 29, 1997, by and between Access Solutions International, Inc. and PaperClip Software, Inc. (2)
10.8 Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc.(3)
10.9 Series A Preferred Stock Purchase Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.10 Registration Rights Agreement dated as of November 1, 2000 between Access Solutions International, Inc. and PaperClip Software, Inc. (3)
10.11 Employment Agreement dated as of January 1, 2000 between Paperclip Software, Inc. and D. Michael Bridges. (3)
10.12 Agreement, dated March 20, 2003, by and between Access Solutions International, Inc. and PaperClip Software, Inc.(4)
10.13 Agreement, dated December 31, 2004 , by and between PaperClip Software, Inc. and William Weiss

14.   Code of Ethics

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

(a)       Reports on Form 8-K.
     The Company did not file any reports on Form 8-K during the period  covered
by this report.                    -31-

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Sobel & Co., LLC ("Sobel") has been selected as the Company's principal independent auditors for fiscal 2005. Sobel was the Company's principal accountant for the fiscal year ended December 31, 2004.

     The following is a summary of the fees billed to the Company by Sobel for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

                                  Percentage of                        Percentage of
                                    2004 Fees                            2003 Fees
Fee Category          Fiscal 2004  Approved by the  Fiscal 2003 Fees   Approved by the
                          Fees        Board                                 Board
-------------        ------------ ----------------  ----------------   ---------------

Audit Fees              $27,600         100%             $21,000               100%
Audit-Related Fees          -                               -
Tax Fees                    -                               -
All Other Fees              -                               -
                      ---------                         ---------
Total Fees              $27,600                         $21,000
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

     The Company does not have any independent directors and therefore does not have an audit committee. The full Board of Directors is performing the functions of the audit committee. The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. As illustrated in the table set forth above, the Board of Directors pre-approved each audit and non-audit service rendered to the Company by its independent Auditors and no services were approved using the de minimus exception afforded by Rule 2-01(c)(7)(i)(C) of Regulation S-X.
                                     -32-

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


                                  Date: March 30, 2005


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 30, 2005
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ D. Michael Bridges    Director, President             March 30, 2005
D. Michael Bridges

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 30, 2005
                          Engineering and Secretary

                             PAPERCLIP SOFTWARE, INC.

                             FINANCIAL STATEMENTS

                            DECEMBER 31, 2004 AND 2003

PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 2004 AND 2003



TABLE OF CONTENTS


                                                             Page

Independent Auditors' Report                                    1


Financial Statements:

    Balance Sheet                                               2


    Statements of Income For The Years Ended
       December 31, 2004 And 2003                               3


    Statements of Changes in Stockholders' Deficiency
       For The Years Ended December 31, 2004 And 2003           4

     Statements of Cash Flows For The Years Ended
       December 31, 2004 And 2003                               5


Notes to Financial Statements                                   6

Report of Independent Registered Public Accounting Firm




To the Board of Directors
PaperClip Software, Inc.

     We have audited the accompanying balance sheet of PaperClip Software, Inc. (a Delaware corporation) (the "Company") as of December 31, 2004 , and the related statements of operations, change in stockholders' deficiency, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant loss from operations; current liabilities exceed current assets by approximately $36,000 (after adjusting for approximately $418,000 of deferred revenues, a non-cash item); deficiencies in working capital and net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Sobel & Co., LLC
                                                   Certified Public Accountants
March 25, 2005
Livingston, New Jersey

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
DECEMBER 31, 2004

                                                         December 31,
                                                             2004
ASSETS                                                   -------------
  CURRENT ASSETS:
    Cash and cash equivalents                         $       374,931
    Accounts receivable (net of
      allowance for doubtful accounts
      of $95,000)                                             160,631
                                                         -------------
      Total Current Assets                                    535,562
                                                         -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              76,978
    Furniture and fixtures                                    210,914
    Leasehold improvements                                     12,000
                                                         -------------
                                                              299,892
    Less- Accumulated depreciation                            272,710
                                                         -------------
      Equipment, Furniture, and Fixtures, Net                  27,182
                                                         -------------
  OTHER ASSETS                                                 13,500
  DEFERRED OFFERING COSTS                                      24,000
                                                         -------------
Total assets                                          $       600,244
                                                         =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $       428,645
    Taxes payable                                              13,500
    Deferred revenue                                          418,400
    Notes payable - current                                   129,691
                                                         -------------
      Total Current Liabilities                               990,236

    Accrued compensation-related party                        803,711


STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                       36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,450,318
Accumulated deficit                                       (20,762,481)
                                                         -------------
  Total Stockholders' Deficiency                           (1,193,703)
                                                         -------------
Total liabilities and
  stockholders' deficiency                            $       600,244
                                                         =============
     See report of independent registered public accounting firm and notes to financial statements

PAPERCLIP SOFTWADRAFT
STATEMENTS OF OPERATIONS

                                                            Year ended December 31,
                                                                 2004         2003
                                                         -------------  -----------
NET SALES                                             $     1,420,637 $  1,569,843
                                                         -------------  -----------

OPERATING EXPENSES:
Salaries and related benefits                                 836,705      892,430
Research and development expenses                             421,797      282,731
Selling expenses                                              205,243      114,468
General and administrative expenses                           236,109      214,158
                                                         -------------  -----------
     Total operating expenses                               1,699,854    1,503,787
                                                         -------------  -----------

(Loss)income  from operations                                (279,217)      66,056
                                                         -------------  -----------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)                       -            26,394
Extinguishment of accounts payable                             36,127      278,767
Interest expense                                              (15,600)     (15,600)
Income from sale of tax credits                                  -         127,016
Interest income                                                   740         -
                                                         -------------  -----------
      Total other income (expense), net                        21,267      416,577
                                                         -------------  -----------

NET (LOSS) INCOME   BEFORE PROVISION FOR INCOME TAXES        (257,950)     482,633

PROVISION FOR INCOME TAXES                                       -         (28,900)
                                                         -------------  -----------

NET (LOSS) INCOME                                     $      (257,950)$    453,733
                                                         =============  ===========

(LOSS) INCOME  PER COMMON SHARE
  Basic                                               $         (0.03)$       0.06
                                                         =============  ===========
  Fully diluted                                       $         (0.03)$       0.03
                                                         =============  ===========

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING
  Basic                                                     8,196,521    8,196,521
                                                         =============  ===========
  Fully diluted                                            15,600,089   15,000,089
                                                         =============  ===========

     See report of independent registered public accounting firm and notes to financial statements
                                     -3-

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                    Preferred Stock     Common Stock
                                                                              Additional  Accumulated
Stockholders
                                    Number of   Par    Number of     Par         Paid-In     Deficit   Deficiency
                                    Shares      Value     Shares    Value        Capital
                                    -----------------------------------------------------------------------------
BALANCE, December 31, 2002           3,649,543  $36,495  8,196,521  $81,965 $19,426,318 ($20,958,264)($1,413,486)

NET INCOME, 2003                                                                             453,733     453,733
                                    -----------------------------------------------------------------------------
BALANCE, December 31, 2003           3,649,543  $36,495  8,196,521   81,965  19,426,318  (20,504,531)   (959,753)

Deferred offering costs                                                          24,000                   24,000
NET LOSS, 2004                                                                              (257,950)   (257,950)
                                    -----------------------------------------------------------------------------

BALANCE, December 31, 2004           3,649,543  $36,495  8,196,521  $81,965 $19,450,318 ($20,762,481)($1,193,703)
                                    =============================================================================



     See report of independent registered public accounting firm and notes to financial statements
                                     -4-

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                                 2004         2003
                                                         -------------  -----------
OPERATING ACTIVITIES:
Net (loss) income                                          $ (257,950)   $ 453,733
Adjustments to reconcile net income to
net cash provided by (used for)  in operating activities-
Depreciation                                                    7,843        5,741
Extinguishment of debt                                                     (33,794)
Extinguishment of accounts payable                            (36,127)    (278,767)
Decrease  in accounts receivable                              107,018       12,938
Decrease (Increase) in tax deferred asset                      11,600      (11,600)
Increase (decrease) in:
  Accounts payable and accrued expenses                        (9,836)     (34,901)
  Accrued interest on convertible note                         15,600       15,600
  Increase in accrued compensation - related party            93,592       45,119
  Taxes payable                                               (27,000)      28,600
  Deferred revenue                                            142,250     (116,750)
                                                         -------------  -----------
Net cash  provided by operating activities                     46,990       85,919
                                                         -------------  -----------
INVESTING ACTIVITIES -- Purchases of
  equipment, furniture and fixtures                           (25,067)            -
                                                         -------------  -----------
FINANCING ACTIVITIES:
  Principal payments on note payable - ASI                         -      (101,383)
                                                         -------------  -----------
Net cash (used for) financing activities                           -      (101,383)
                                                         -------------  -----------

Net increase (decrease) in cash and cash equivalents           21,923      (15,464)

Cash and cash equivalents, beginning of year                  353,008      368,472
                                                         -------------  -----------
Cash and cash equivalents, end of year                $       374,931 $    353,008
                                                         =============  ===========



     See report of independent registered public accounting firm and notes to financial statements
                                         -5-

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

Reclassification:

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.
                                                              -6-

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

     Significant estimates have been made by management in several areas, including the allowance for bad debts (See Note 7)and the recognition/realization of deferred revenues. Actual results could differ materially from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.


Advertising:
     Advertising costs are expensed as incurred, and amounted to approximately $32,000 in 2004 and $ 9,000 in 2003.

Cash and Cash Equivalents:
     Cash and cash equivalents consist primarily of cash at banks and highly liquid investments with original maturities of three months or less.

Accounts Receivable:

     The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

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

     The Company adopted only the disclosure part of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123 as amended by SFAS 148). The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements.

     Deferred Offering Costs: Expenditures incurred in conjunction with debt or equity capital issuances are deferred as other assets. Such costs will be offset against equity proceeds, amortized over the life of the debt, or expensed if the transaction is not completed.

Federal Income Taxes:
     The Company has adopted Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Income (Loss) Per Common Share:
     Income per common share-basic is computed based upon the weighted average number of common shares and common share equivalents outstanding, if dilutive. 2004 fully diluted loss per share does not reflect the conversion of Series A Preferred Stock or common stock equivalents as the result would be anti-dilutive.

     Income per common share-fully diluted is computed based upon the weighted average number of common shares, common share equivalents and Series A Preferred Stock outstanding during each year.

Research and Development Costs:

     The costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased or otherwise marketed by the Company is accounted for as Research & Development costs and expensed in the period incurred. The amount charged against income was $421,797 and $282,731 for the years ended December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements:

     The Financial Accounting Standards Board ("FASB") has issued several new standards during 2004. In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which revises SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first annual reporting period that begins after June 15, 2005. This pronouncement may have a material impact on the Company's operating results. The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

NOTE 3-Going Concern:

     The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered a loss from operations, current liabilities exceed current assets by approximately $36,000 (after adjusting for approximately $418,000 of deferred revenues, a non-cash item), and lacks sufficient liquidity to continue its operations. Management's 2005 forecast indicates continued negative trends for sales, operating income, net income, and cash flows.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

     Continuation of the Company as a going concern is dependant upon achieving profitable operations and additional funding. Management's plans to achieve profitability include developing new products, obtaining new customers, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing, or other types of financing. (See Note 17). However, there is no assurance that sufficient capital will be raised.

NOTE 4  -  INCOME TAXES:

     For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 2004 and 2003 for Federal purposes:

             Federal
     Net Operating Loss    Year Incurred      Expiration Date

        $1,474,595       December 31, 1992      December 31, 2007
        $2,790,034       December 31, 1993      December 31, 2008
        $2,880,756       December 31, 1994      December 31, 2009
        $3,648,749       December 31, 1995      December 31, 2010
        $4,660,613       December 31, 1996      December 31, 2011
        $2,707,112       December 31, 1997      December 31, 2017
        $  880,373       December 31, 1998      December 31, 2018
        $   35,944       December 31, 1999      December 31, 2019
        $  633,601       December 31, 2000      December 31, 2020
        $   43,371       December 31, 2001      December 31, 2021
        $  161,000       December 31, 2004      December 31, 2024
     The Company also has tax credits related to research activities of approximately $349,000 for Federal purposes at December 31, 2004.

     As stated in Note 13, the State of New Jersey has allowed in recent years the sale of state net operating losses and research tax credits. The Company has sold all of its net operating losses and research tax credits available through 2003.

     The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31:
                                         2004                 2003
                                   --------------------------------------
Total deferred tax liabilities     $      -              $     -
Total deferred tax assets             6,140,000             6,060,000
Total valuation allowance             6,140,400             6,048,400
                                   -------------------------------------
Current deferred tax asset        $       -              $     11,600
                                  ======================================
 A reconciliation of the statutory tax rates are as follows:
                                          Year Ended December 31,
                                         2004                 2003
                                   --------------------------------------
Statutory rate                           (34%)                (34%)
State income tax                          (6%)                   6%
                                   --------------      ---------------
Changes is reduction allowance           (40%)                (28%)
                                   --------------      ---------------
Benefit for income tax                     0%                   0%
                                   --------------      ---------------
                                             9

NOTE 5  -  DEBT:
Note payable, convertible into common stock at $.30
per share,  12% interest,  matured  December 31, 1999,
and as of December 31, 2004, the note  remains in default.        $129,691
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

     During the year ended December 31, 2004 and 2003, the Company wrote down its accounts payable by $36,127 and $278,767, respectively, relating to debts which were incurred over six years ago, for which the statute of limitations has expired and the vendors can no longer institute a claim against the Company. The write down was included in the statement of income as extinguishment of accounts payable.

NOTE 6  -  PREFERRED STOCK:

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

     On March 20, 2003, ASI sold all shares of Series A Preferred Stock to William Weiss, the Company's chief executive officer. On December 31, 2003, Mr. Weiss sold an aggregate of 1,115,674 of such shares to certain employees of the Company, including Michael Bridges, the Company's President, and to certain other investors for a purchase price per share equal to his cost per share, which approximated fair value at the time.


NOTE 7  -  COMMITMENTS AND CONTINGENCIES:



     In 2004, the Company commenced a lawsuit against a customer in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $50,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. A lawsuit against a major customer that began in 2003 has been resolved satisfactorily. The customer paid off all of its old balances due.
                                            10

NOTE 8  -  LEASES:

     The Company leases its office space under a non-cancelable operating lease. which expires in 2005. Rent expense was approximately $51,000 and $55,000 for the years ended December 31, 2004 and 2003, respectively.

     Future minimum  rental payment  required under this lease are as follows:

                           Year Ended December 31,
                                2005
                             ---------
                               $47,250
                             ---------
                               $47,250
                             =========


NOTE 9  -  EMPLOYMENT AGREEMENT:

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

     Sales to four major customers for the year ended December 31, 2004 were approximately 41%. Sales to two major customers for the year ended December 31, 2003 was approximately 31%.

     Three customers make up 58% and 65% of accounts receivable at December 31, 2004 and 2003, respectively.

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

                                         Year Ended December 31,
                                            Exercise             Exercise
                                    2004     Price      2003     Price
                                 ---------------------------------------
Outstanding, beginning of year      20,183   $2.60      20,183    $2.60
Granted                               -        -          -         -
Exercised                             -        -          -         -
Cancelled, settled or expired         -        -          -         -
                                 ---------------------------------------
Outstanding, end of year            20,183   $2.60      20,183    $2.60
                                 =======================================

     As of December 31, 2004, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

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

     Stock option transactions for the 1995 Stock Option Plan are summarized as follows:

                                   Year Ended December 31,
                                         Exercise             Exercise
                                2004      Price        2003    Price
                           ----------------------------------------------
Outstanding, beginning of
year                         3,133,842  $.06-2.50    3,138,342  $.06-2.50
Granted                        150,000  $.05-$.07      150,000     .06
Exercised                        -          -             -         -
Cancelled or expired           (100,000)     $.25     (154,500) $.25-1.50
                           ----------------------------------------------
Outstanding, end of year     3,183,842  $.05-2.50    3,133,842  $.06-2.50
                           ==============================================
                                    12

     In February 2004, the Board of Directors of the Company adopted a stock incentive plan(the "2004 Stock Plan"). Only consultants and members of the Board of Advisors are eligible to participate in this plan. The 2004 Stock Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 600,000 shares. In 2004, the Board awarded options for an aggregate of 525,000 shares to the members of the Board of Advisors under the 2004 Stock Plan at an exercise price of $.07 to $.10 per share, the market price of the Common Stock on the date of grant. Such options are not included in the tables above.

     Stock option transactions for the 2004 Stock Option Plan are summarized as follows:
                           Year Ended
                          December 31,   Exercise
                                2004      Price
-----------------------------------------------------
Granted                        525,000   $.07-$.10
Exercised                        -            -
Cancelled or expired          (350,000)     $.07
                           -------------------------
Outstanding, end of year       175,000    $.07-.10
                           =========================
SFAS 123 disclosure:
     During the year ended December 31, 2004, the Board of Directors authorized the issuance of options to purchase 150,000 and 525,000 shares at an average exercise price of $.06 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 190%; risk-free interest rate of 4%; and expected lives of 10 years.

     Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and income per share for the year ended December 31, 2004 and 2003 would have been as follows:
                                                2004                2003
Net (loss)income as reported                    $(257,950)        $453,733
Required adjustment to net (loss) income          (10,500)         (14,000)
                                                 ---------      -----------
Net (loss) income-pro forma                     $(268,450)        $439,733
                                                 =========      ===========
                                             Basic         Fully diluted
Loss per common share - as reported 2004      $(.03)         $(.03)
                                           ==========      =========
Loss per common share - pro forma   2004      $(.03)         $(.03)
                                           ==========      =========
Income per common share - as reported 2003     $.06           $.03
                                           ==========      =========
Income per common share - pro forma   2003     $.05           $.03
                                           ==========      =========

NOTE 13  -  INCOME FROM SALE OF TAX CREDITS:

     In June 1999, the State of New Jersey passed legislation allowing small businesses to sell State of New Jersey Net Operating Loss and Research Tax credit carryforwards to companies that could utilize the losses. The Company was authorized to sell in 2003 and 2002, $1,876,600,and $127,500 ,respectively, of State net operating losses arising during 1997 to 2001. In addition, the Company was allowed to sell in 2002, $126,000 of research tax credits. The net proceeds to the company for the sale of these net operating losses were $127,016, and $191,066 in the years ending December 31, 2003, and 2002 , respectively. As of the end of 2003 the Company has sold all its New Jersey tax losses and no further funds will be coming from the sale of these net operating losses.

     The Company sold all of its New Jersey net operating losses carryforwards. As such, there were none available to be carried over to 2004 and 2003. This resulted in a net $28,900 provision for income taxes for 2003.


NOTE 14  -  RELATED PARTY TRANSACTIONS:

     Mr. William Weiss, ("Weiss"), Chief Executive Officer and Treasurer of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. In lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During 2002 and for the first three months ended March 31, 2003, Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. During 2004, Mr. Weiss received $26,400 of past due compensation. At December 31, 2004, the Company has accrued $803,711 in deferred compensation to Mr. Weiss, which is recorded as accrued compensation - related party on the balance sheet. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2006.

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

     During 2004 and 2003, the Company had licensing agreements with five vendors to distribute various software products. The agreements require royalty payments to vendors based on sales volume. At December 31, 2004, all amounts outstanding in regards to these agreements have been included in the accompanying financial statements. For the years ended December 31, 2004 and 2003, the Company recognized a charge of $1,752 and $7,760, respectively, in connection with these royalties.

NOTE 16  -  EXPORT SALES:

     Export sales were approximately 2% and 1% of the Company's net sales for the years ended December 2004 and 2003, respectively. The foreign countries that
the  Company  primarily  deals with are    Italy, Nigeria  and  various  other
 countries.


NOTE 17  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

                                             2004           2003
                                   ------------------------------------

  Cash paid for interest                 $    -           $    -
                                   ====================================

 Cash paid for state income taxes        $    -           $11,600
                                   ====================================

Non cash issuance of warrants
For services                              $24,000          $    -
                                   ====================================

Note 18 - Fair Value of Financial Instruments:

     SFAS No.107" Disclosure About the Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short term nature. The carrying amounts of notes payable and long term debt approximates fair value because those financial instruments bear interest at rates that approximate current market rates for loans with similar maturities and credit quality. None of these financial instruments are held for trading purposes.


Note 19- Investment Banking Agreement:

     On October 29, 2004, the Company signed an investment banking agreement with Sloan Securities Corp. ("Sloan") to raise capital for the Company. In connection with such engagement, the Company issued warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The Warrants vest as to 425,000 shares on the date of issuance and as to the remaining 75,000 shares at such time that a financing is consummated in which at least 1,400,000 shares of common stock or common stock equivalents are issued. The Company recorded the 425,000 warrants on the balance sheet as deferred offering costs at a value of $24,000.

Exhibit 10.3
                                             PAPERCLIP SOFTWARE, INC.
                                               STOCK INCENTIVE PLAN


Section 1 Purpose of the Plan


     The purpose of the Paperclip Software, Inc. Stock Incentive Plan (the "Plan") is to further the interests of Paperclip Software, Inc. (the "Company") and its stockholders by (a) attracting and retaining the services of highly qualified individuals to act as members of the Board of Advisors of the Company or consultants to the Company, (b) motivating such individuals to make a time commitment and consistent high quality contributions to the successful conduct of the Company's business and (c) aligning such individuals' financial interests with those of the Company's stockholders.


Section 2 Definitions


     For purposes of the Plan, the following terms shall be defined as set forth below:


(a)      "Award" means any Option granted to a Participant under the Plan.
(b) "Award Agreement" means the written agreement, instrument or document evidencing an Award.
(c)      "Board" means the Board of Directors of the Company.
(d) "Code" means the Internal Revenue Code of 1986, as amended from time to time.
(e) "Committee" means the committee consisting of at least two members of the Board, appointed by the Board for this purpose and serving at the Board's pleasure, or the entire Board of Directors.
(f) Fair Market Value means, with respect to Stock or other property, the fair market value of such Stock or other property determined by such methods or procedures as shall be established from time to time by the Committee in good faith and in accordance with applicable law. Unless otherwise determined by the Committee, the Fair Market Value of Stock shall mean the closing price of Stock on the relevant Valuation Date as reported on the OTC bulletin board or market on which the Stock is primarily traded, or if no Closing Price is available on such Valuation Date, then the Fair Market Value of Stock is the average, weighted inversely by the number of trading days from the relevant Valuation Date, of the mean of the bid and ask sales prices of the Stock on the next preceding date and the next succeeding date on which such closing price is available as reported on the OTC bulletin board or market on which the Stock is primarily traded.
(g) "Option" means a right to purchase Stock at a specified price during specified time periods.
(h) "Participant" means any member of the Board of Advisors or consultant to the Company.
(i)      "Plan" means Paperclip Software, Inc. Stock Incentive Plan.
(j)      "Stock" means the common stock, $ 0.01 par value, of the Company.
(k) "Valuation Date" means the date as of which the value of Stock or other property, as applicable, is determined.
Section 3 Administration of the Plan


     (a) The Committee. The Plan shall be administered by the Committee. Any action of the Committee in administering the Plan shall be final, conclusive and binding on all persons, including the Participants, the Company, any persons claiming rights from or through Participants and the stockholders of the Company.


     (b) The Committee's Authority. Subject to the provisions of the Plan set forth below, the Committee shall have full and final authority in its discretion
(1) to select the Participants who will receive Awards pursuant to the Plan; (2) to determine the type or types of Awards to be granted to each Participant; (3) to determine the number of shares of Stock to which an Award relates, the terms and conditions of any Award granted under the Plan (including, but not limited to, restrictions as to transferability, vesting and forfeiture, time(s) for exercise of an Award and waivers or accelerations thereof, based in each case on such considerations as the Committee shall determine) and all other matters to be determined in connection with an Award; (4) to determine whether, to what extent, and under what circumstances (a) the exercise price of an Award may be paid, in cash, Stock, other Awards or other property, or (b) an Award may be canceled, forfeited or surrendered; (5) to determine whether, and to what extent, any of the terms and conditions of an Award will be affected by a change in control of the Company, and to determine the circumstance(s) that will constitute a change in control of the Company; (6) to interpret the Plan, to correct any defect, supply any omission or reconcile any inconsistency in the Plan, and to adopt, amend and rescind such rules and regulations as, in its opinion, may be advisable in the administration of the Plan; and (7) to make all other determinations as it may deem necessary or advisable for the administration of the Plan.


     (c) Responsible Officer. The Committee may designate an officer of the Company to maintain all Plan records, and may authorize the officer to prepare and deliver Award Agreements and stock certificates to the Participants on behalf of the Company.
     (d) Expenses of the Plan. The expenses of administering the Plan shall be borne by the Company.

Section 4
Shares Subject to the Plan


     (a) Aggregate Limit on Shares. Subject to the provisions of Section 8 hereof, the aggregate number of shares of Stock available for payment or issuance under the Awards granted under the Plan shall not exceed 600,000 shares, and such number of shares of Stock shall be reserved by the Company for payment or issuance under the Plan. The shares of Stock paid or issued under the Plan may be authorized and unissued shares or shares held by the Company in its treasury.


     (b) Application of Limit. No Award may be granted if the number of shares to which such Award relates, when added to the number of shares of Stock previously paid or issued under the Plan and the number of shares of Stock which may subsequently be paid or issued pursuant to other outstanding, unexercised Awards, exceeds the number of shares of Stock available for payment or issuance pursuant to the Plan. If any shares of Stock subject to an Award are forfeited, or if any Award is paid or settled in cash or otherwise terminates or is settled for any reason whatsoever without an actual distribution of shares of Stock to the Participant, the shares of Stock subject to such Award shall again be available for Awards under the Plan; provided, however, that the Committee may adopt procedures for the counting of shares relating to any Award to ensure appropriate counting, avoid double counting, and provide for adjustments in any case in which the number of shares actually distributed differs from the number of shares previously counted in connection with such Award. If a Participant tenders shares of Stock (either actually, by attestation or otherwise), which shares the Participant acquired through the Plan, to pay all or any part of the exercise price on any Option, or if any shares of Stock payable with respect to any Award are retained by the Company in satisfaction of the Participant's obligation for taxes, the number of shares so tendered or retained shall again be available for Awards under the Plan.
Section 5 Awards


     (a) Grant of Award. The Committee shall, from time to time, select a Participant or Participants to receive an Award under the Plan. Awards under the Plan shall be granted in the form of an Option.


     (b) Award Agreement and the Terms of an Award. The terms and conditions of an Award shall be set forth in an Award Agreement for such Award. The Committee shall determine the form of each Award Agreement. Any Award Agreement shall be executed by the Participant and the Company. The terms and conditions of any Award shall be consistent with the provisions of Section 6. In addition, the Committee may impose on any Award, or the exercise thereof, such additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall determine, including terms requiring forfeiture of Awards in the event of the termination of the business relationship with the Company by the Participant or the cessation of a Participant's position as a member of the Board of Advisors or consultant; it is provided, however, that the Committee shall retain full power to accelerate or waive any such additional term or condition as it may have previously imposed.


     (c) Payment under an Award. Any payment or issuance under an Award shall be made by the Company.


Section 6 Terms and Conditions of Awards.


     (a) In General. The following terms and conditions shall apply to the Awards granted to a Participant under the Plan:


     (1) The exercise price of any Option shall be determined by the Committee at the time the Option is granted, but such price shall not be less than the Fair Market Value of the shares covered thereby at the time the Option is granted. The exercise price shall be set forth in the Award Agreement, and, subject to Sections 8 and 9(b), may not be changed after the Award Agreement has been executed by the Participant and the Company.


     (2) The terms of any Option shall include (a) an offer by the Company to sell shares of Stock to the Participant at the exercise price, (b) the maximum number of shares of Stock which may be purchased under the Option, (c) the time or times at which the Option may be exercised in whole or in part, (d) whether the exercise price for the Option shall be paid in cash, by the surrender of shares of Stock at Fair Market Value, or by any combination of cash and the surrender of shares of Stock, including, without limitation, cash, shares of Stock, other Awards, or other property (including notes or other contractual obligations of the Participant to make payment on a deferred basis), and (e) the means or methods of payment for the shares of Stock, including by "attestation" and through "cashless exercise" arrangements, to the extent permitted by applicable law. The Committee shall determine the terms described in (b) through
(f) above. The terms of the Option shall provide that the Option may not be assigned or transferred by the Participant other than by will or the laws of descent and distribution, and that the Option shall be exercisable during the lifetime of the Participant only by the Participant himself or herself.

Section 7 Other Provisions Relating to Awards.


     (a) Exchange and Buy Out Provisions. Notwithstanding any term or condition of an Award, the Committee may, at any time, offer to exchange or buy out any previously granted Award for a payment in cash, Stock, other Award(s), other property, or any combination of the foregoing, based on such terms and conditions as the Committee shall determine and communicate to a Participant at the time that such offer is made.


     (b) Form of Payment. Subject to the terms of the Plan and any applicable Award Agreement, payments or transfers to be made by the Company upon the grant or exercise of an Award may be made in such forms as the Committee shall determine, including, without limitation, cash, shares of Stock, other Awards, or other property, and may be made in a single payment or transfer, or on a deferred basis. The Committee may, whether at the time of grant or at any time thereafter prior to payment or settlement, require a Participant to defer or permit (subject to any conditions as the Committee may from time to time establish) a Participant to elect to defer receipt of all or any portion of any payment of cash or shares of Stock that would otherwise be due to such Participant in payment or settlement of an Award under the Plan. The Committee, in its discretion, may accelerate any payment or transfer upon a change of control as defined by the Committee. The Committee may also authorize payment upon the exercise of an Option by net issuance or other cashless exercise methods.
     (c) Loan Provisions. With the consent of the Committee, and subject at all times to laws and regulations and other binding obligations or provisions applicable to the Company, the Company may make, guarantee, or arrange for a loan or loans to a Participant with respect to the exercise of any Option by the Participant, or other payment by the Participant in connection with any Award, including the payment by a Participant of any or all federal, state, or local income or other taxes due in connection with any Award. Subject to such limitations, the Committee shall have full authority to decide whether to make a loan or loans hereunder and to determine the amount, terms, and provisions of any such loan or loans, including but not limited to the interest rate to be charged in respect of any such loan or loans, whether the loan or loans are to be with or without recourse against the borrower, the terms on which the loan or loans are to be repaid and the conditions, if any, under which the loan or loans may be forgiven. Any Stock purchasable under an Option may be pledged as security for a loan that is to be used to pay such Option.
     (d) Term of Award. The term of each Award shall, except as provided herein, be for such period as may be determined by the Committee; provided, however, that in no event shall the term of any Award exceed a period of 10 years from the date on which such Award is granted.
     (e) Fractional Shares. The Company will not be required to issue any fractional shares of Stock pursuant to any Award. The Committee shall provide for the payment or the settlement of fractional shares in cash.

Section 8 Adjustments upon Changes in Capitalization, Mergers or Similar Events


     In the event that the Committee shall determine that any stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, or other similar corporate transaction or event, affects the Stock or the book value of the Company such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of any Participant under an Award, then the Committee shall, in such manner as it may deem equitable, adjust any or all of
(i) the number and kind of shares of Stock which may thereafter be paid or issued in connection with Awards, (ii) the number and kind of shares of Stock payable or issuable in respect of outstanding Awards, (iii) the aggregate number and kind of shares of Stock available under the Plan, and (iv) the exercise price, grant price, or purchase price relating to any Award or, if deemed appropriate, make provision for a cash payment with respect to an outstanding Award. In the case of a merger in which holders of the Stock are receiving cash for their Stock, the Committee may make provision for a cash payment with respect to any outstanding Award in an amount equal to the positive spread, if any, between the exercise price of the Award and the cash price per share of Stock paid in the merger.


Section 9 Changes to the Plan and Awards


     (a) Changes to the Plan by the Board. The Board may, at any time, amend, alter, suspend, discontinue, or terminate the Plan or the Committee's authority to grant Awards under the Plan without the consent of the Company's stockholders or Participants, except that any such amendment, alteration, suspension, discontinuation, or termination shall be subject to the approval of the Company's stockholders, if and by the time that such approval is required by any federal or state law or regulation or the rules of any stock exchange or automated quotation system on which the Stock may then be listed or quoted. The Board may, in its discretion, determine to submit any other such change to the Plan to the Company's stockholders for their approval. It is provided, however, that without the consent of an affected Participant, in no event shall an amendment, alteration, suspension, discontinuation, or termination of the Plan, or any other change to the Plan, materially and adversely affect the rights of such Participant under any outstanding Award and the related Award Agreement.


     (b) Changes to an Award by the Committee. The Committee may take "Committee Action", as defined below, either (1) in view of the Committee's assessment of the Company's strategy, performance of comparable companies or other similar circumstance, (2) in recognition by the Committee of an unusual or nonrecurring event (other than an event described in Section 8) affecting the Company or (3) in response by the Committee to any change in applicable laws, regulations or accounting principles. For these purposes "Committee Action" means any action by the Committee to (i) make any adjustment in the terms and conditions of an Award, (ii) waive any conditions or rights under an Award or (iii) amend, alter, suspend, discontinue or terminate any outstanding Award and the related Award Agreement. It is provided, however, that no Committee Action with respect to any Award may materially and adversely affect the rights of a Participant under such Award without such Participant's consent.

Section 10 General Provisions


     (a) Indemnification. No member of the Committee shall be personally liable for any action or determination made with respect to the Plan, except for his or her own willful misconduct or as expressly provided by statute. Any member of the Committee shall be entitled to indemnification and reimbursement from the Company for any liability asserted against him or her arising out of, or relating to, any such action or determination. In the performance of its functions under the Plan, the Committee shall be entitled to rely upon information and advice furnished by the Company's officers, accountants, counsel and any other party the Committee deems necessary, and no member of the Committee shall be liable for any action taken or not taken in reliance upon any such information and advice.


     (b) No Rights to Awards; No Stockholder Rights. No Participant shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Participants. No Award shall confer on any Participant any of the rights of a stockholder of the Company, except as expressly set forth in the Award Agreement relating to such Award.
     (c) No Right to Award or Continuation of Services. Neither the Plan nor any action taken hereunder shall be construed as requiring the Company to continue the services of any member of the Board of Advisors or consultant for any period. Nothing in the Plan shall confer upon any Participant the right to remain as a member of the Board of Advisors or as a consultant to the Company for any period of time, or at any particular rate of retainer or other fee.
     (d) Taxes. The Company is authorized to withhold from any payment or issuance relating to an Award under the Plan, including an issuance in shares of Stock, amounts for withholding of taxes and the payment of other taxes due in connection with such payment or issuance under the Award, to require payment from the Participant, and to take such other action as the Committee may deem advisable to enable the Company and the Participant to satisfy all obligations for the withholding of taxes, and the payment of any other taxes, and to satisfy any other tax obligations relating to any Award. This authority shall include authority to withhold and sell shares of Stock or other property that would otherwise be paid or issued to a Participant under an Award, and to use the proceeds of such sale to satisfy any withholding or tax obligations.
     (e) Limits on Transferability; Beneficiaries. No Award or other right or interest of a Participant under the Plan (1) shall be pledged, encumbered or hypothecated to, or in favor of, or be subject to any lien, obligation or liability of such Participant to, any party, except to the Company as provided herein, (2) may be assigned or transferred by the Participant, other than by will or the laws of descent and distribution, or (3) shall be exercisable during the lifetime of the Participant by any person other than the Participant or, if permitted by law, his or her guardian or legal representative. Notwithstanding the foregoing, the Committee may, in its discretion, provide that Awards or other rights or interests of a Participant granted under the Plan are transferable, without consideration, to immediate family members (i.e., children, grandchildren or spouse), to trusts for the benefit of such immediate family members and to partnerships in which such family members are the only partners. The Committee may attach to such transferability feature such terms and conditions as it deems advisable. In addition, a Participant may, in the manner established by the Committee, designate a beneficiary (which may be a person or a trust) to exercise the rights of the Participant, and to receive any distribution, with respect to any Award upon the death of the Participant. A beneficiary, guardian, legal representative or other person claiming any rights under the Plan from or through any Participant shall be subject to all terms and conditions of the Plan and any Award Agreement applicable to such Participant, except as otherwise determined by the Committee, and to any additional restrictions deemed necessary or appropriate by the Committee.
     (f) Securities Law Requirements. No Award granted hereunder shall be exercisable if the Company shall at any time determine that (1) the listing upon any securities exchange, registration or qualification under any state or federal law of any Stock otherwise deliverable upon such exercise, or (2) the consent or approval of any regulatory body or the satisfaction of withholding tax or other withholding liabilities, is necessary or appropriate in connection with such exercise. In any of the events referred to in clause (1) or clause (2) above, the exercisability of such Awards shall be suspended and shall not be effective unless and until such withholding, listing, registration, qualifications or approval shall have been effected or obtained free of any conditions not acceptable to the Company in its sole discretion, notwithstanding any termination of any Award or any portion of any Award during the period when exercisability has been suspended. The Committee may require, as a condition to the right to exercise any Award, that the Company receive from the Participant, at the time any such Award is exercised, vests or any applicable restrictions lapse, representations, warranties and agreements to the effect that any shares of Stock paid or issued under the Award are being purchased or acquired by the Participant for investment only and without any present intention to sell or otherwise distribute such shares and that the Participant will not dispose of such shares in transactions which, in the opinion of counsel to the Company, would violate the registration provisions of the Securities Act of 1933, as then amended, and the rules and regulations thereunder. The certificates issued to evidence such shares shall bear appropriate legends summarizing such restrictions on the disposition thereof.


     (g) Discretion. In exercising, or declining to exercise, any grant of authority or discretion hereunder, the Committee may consider or ignore such factors or circumstances and may accord such weight to such factors and circumstances as the Committee alone and in its sole judgment deems appropriate and without regard to the effect such exercise, or declining to exercise, such grant of authority or discretion would have upon the affected Participant, any other Participant, the Company, any stockholder of the Company or any other person.


     (h) Construction of Plan. Words used in the Plan, other than as specifically defined in the Plan, shall have the meaning their context dictates. If, however, a situation arises in which an undefined word in the Plan has a different meaning in legal usage than that in common usage, and it is unclear to the Committee which is proper under the circumstances, the ambiguity shall be resolved in favor of the meaning of common usage. Words used in the plural shall be read as the singular, and words used in the singular shall be read as the plural, where applicable and wherever the context of the Plan dictates.
     (i) Unfunded Plan. Unless otherwise determined by the Committee, the Plan shall be unfunded and shall not create (or be construed to create) a trust or a separate fund or funds. The Plan shall not establish any fiduciary relationship between the Company and any Participant or other person. To the extent any Participant holds any rights by virtue of an Award granted under the Plan, such rights shall constitute general unsecured liabilities of the Company and shall not confer upon any participant any right, title, or interest in any assets of the Company. Any amount that may become payable or issuable by the Company under an Award represents only an unfunded, unsecured promise by the Company to make such payment or issuance in the future and does not give any Participant any greater rights than those of an unsecured general creditor of the Company.
     (j) Successor and Assigns. The Plan and any applicable Award Agreement entered into under the Plan shall be binding on all successors and assigns of a Participant, including, without limitation, the estate of such Participant and the executor, administrator or trustee of such estate, or any receiver or trustee in bankruptcy or representative of the Participant's creditors.
     (k) Governing Law. The Plan and all Award Agreements entered into under the Plan shall be construed in accordance with and governed by the laws of the state of Delaware.
     (l) Effective Date. The Plan shall become effective as of the date on which it is adopted by the Board.
     (m) Termination. Notwithstanding any other provision of the Plan to the contrary, the Plan shall terminate upon the earlier of (1) the date specified in a resolution by the Company terminating the Plan, in accordance with Section 9(a), or (2) ten years from the Effective Date.

Exhibit 10.12
          Agreement, dated December 31, 2004, by and between PaperClip Software, Inc. and William Weiss


                               WILLIAM WEISS

                                                           December 31, 2004
PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ  07604

     Reference is hereby made to the $803,711 in "accrued compensation-related party" recorded on the balance sheet appearing in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2004. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to April 1, 2006.



                                                     Sincerely,

                                                     /s/ William Weiss
                                                     William Weiss

Exhibit 14

                                             PAPERCLIP SOFTWARE, INC.


                                                  CODE OF ETHICS


                                                 TABLE OF CONTENTS





     I.INTRODUCTION AND OVERVIEW1


     II.BUSINESS CONDUCT1


     III.CONFLICT OF INTEREST2


     IV.COMPLIANCE WITH LAWS AND REGULATIONS


     V.DISCLOSURE AND COMMUNICATIONS5


     VI.IMPLEMENTATION AND ENFORCEMENT6


     VII.WAIVERS AND AMENDMENTS7


     VIII.GENERAL7






Section I.       INTRODUCTION AND OVERVIEW


     The reputation of PaperClip Software, Inc. (the "Company") as a fair, reputable and honest organization can only be maintained if all of its employees, officers and directors adhere to high moral and ethical standards in conducting the Company's business. Establishing and maintaining the trust and confidence of all stakeholders, including employees, the Board of Directors (the "Board"), existing or potential stockholders, creditors, customers, suppliers, vendors and governmental agencies, is of paramount importance to the Company. In order to do so, the Company has adopted this Code of Ethics (the "Code"). The purpose of this Code is to document and govern the basic standards and principles that the Company has adopted to promote honest and ethical business conduct by and among its directors, officers and employees, and to reasonably deter wrongdoing and inappropriate or illegal acts.

Section II.       BUSINESS CONDUCT


     The Company's directors, officers and employees shall conduct themselves in a fair, ethical, legal and honest manner. In conducting the Company's business, trust and integrity must be a cornerstone in all of the business dealings and relationships these individuals establish with stockholders, customers, vendors, competitors, governmental officials, communities, the media and the general public, as well as each other.

     The Company's directors, officers and employees shall not engage in conduct or activity that could raise questions as to the Company's honesty or reputation or otherwise cause embarrassment to the Company or its stakeholders. There should be careful observance of laws and regulations, as well as high regard for appropriate standards of conduct and personal integrity.

     While it is impracticable to describe every improper act or practice, the Company deems the following standards of conduct to be particularly important.

Use of Company Assets

     The Company's directors, officers and employees are responsible for the proper and efficient use of the Company's physical resources and properties, as well as its proprietary information. The Company's offices, equipment, supplies and other resources may not be used for personal use or activities that are not related to the employment or responsibilities of its directors, officers and employees, except for any activities that have been approved in advance by the supervisor of such individual or if it is a material use, any request for such approval should be directed to the Chief Executive Officer ("CEO").

Competition and Fair Dealing

     The Company will compete fairly and honestly, and will seek competitive advantage through superior performance and not unethical or illegal business practices. Each director, officer and employee will respect the rights of and deal fairly with the Company's customers, suppliers, competitors and each other. No director, officer or employee shall take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other unfair-dealing practices. No director, officer or employee will knowingly make false or defamatory public remarks about a competitor or improperly, unethically or illegally obtain or use proprietary information, intellectual property or trade secrets of a competitor, collaborator or any other third party.

Confidentiality

     Employees, officers and directors must maintain the confidentiality of information entrusted to them by the Company or its customers, except when disclosure is authorized by the Company's legal counsel or required by laws or regulations. Whenever possible, directors, officers and employees should consult with the Company's legal counsel if they believe they have a legal obligation to disclose confidential information. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed. The obligation to preserve confidential information continues even after employment ends.

Payments to or from Customers or Vendors


     No effort may be made, directly or indirectly, to improperly influence any customer, supplier or vendor of the Company. A director, officer or employee may not accept or provide a gift, favor or entertainment to a customer, vendor, or other person or organization in connection with the Company's business unless all of the following criteria are met: (i) it is reasonable and not excessive in relation to customary industry practices; (ii) it cannot, in the circumstances, be reasonably construed as a bribe, payoff or kickback; (iii) public disclosure of it would not embarrass the Company; (iv) the item is consistent with the normal and accepted business ethics of the industry and country in which it is provided; (v) it does not violate the laws of the United States or the country in which it is provided; and (vi) it is not in the form of cash or cash equivalents, other than cash bonuses to employees or consultants.

Political Contributions and Payments to Government Officials or Employees


     No corporate funds, merchandise or service may be paid or furnished, directly or indirectly, to a political party, committee, organization, political candidate or incumbent, government official or government employee, except if legally permissible and approved in advance in writing. Any assistance or entertainment provided to any government official or office should never, in form or substance, compromise the Company's arm's-length business relationship with the government agency or official involved. Any request for such approval should be directed to the CEO.

Section III.       CONFLICT OF INTEREST


     The Company's directors, officers and employees have an obligation to be loyal to the best interests of the Company and, therefore, should avoid any actions or affiliations that may involve, or appear to involve, a conflict of interest with the Company. Directors, officers and employees should not have any financial or other business relationship with suppliers, customers or competitors that could reasonably be expected to impair, or even appear to impair, their independence or cloud any judgment they may need to make on behalf of the Company. Employees, officers and directors should not engage in activities that compete with the Company. If an officer or employee is aware of a possible or actual conflict of interest concerning himself or herself or another officer or employee, or is concerned that one might develop, he or she should bring the matter to the CEO. If a director is aware of a possible or actual conflict of interest regarding himself or herself or another director, or concerned that one might develop, he or she should discuss it with the entire Board.

Actions Counter to the Company's Best Interests


     A director, officer or employee may not divert a business opportunity that could reasonably be expected to be of interest or benefit to the Company, for his or her own personal benefit. If an officer or employee becomes aware of such a business opportunity through the use of corporate property, information or position, he or she should disclose the matter and the relevant facts to the CEO. If a director becomes aware of such a business opportunity through the use of corporate property, information or position, he or she should disclose the matter and the relevant facts to the entire Board for consideration. If the Company makes a determination that it is not interested in pursuing the disclosed opportunity and has no reasonable objections, the director, officer or employee may then pursue the opportunity for his or her own benefit.

Other Employment


     Except for intermittent activities on behalf of recognized and legitimate not-for-profit or charitable organizations, an officer (other than an officer who works without compensation) or employee may not engage in employment outside the Company without the Company's approval. Any request for such approval should be directed to the CEO.

Outside Directorship and Investments


     A director, officer, or employee may not serve as a director of, or have a business or material financial interest in, any organization competing with the Company or engaged in current or prospective dealings with the Company (i.e. a competitor, customer, vendor, landlord or tenant) without prior written approval by the Company. In the case of an officer or employee, such matters should be disclosed to the CEO for consideration, and in the case of a director, any such approvals need to be made by the entire Board. For purposes of this issue, the business and financial interests of immediate family members of a director, officer or employee shall be considered the financial interests of such director, officer or employee. The Company will presume that ownership of less than five percent (5%) of a company's securities does not represent a material financial interest and therefore need not be disclosed or approved in advance.

Government Service


     Although a director's, officer's or employee's individual participation in routine political or community activities or service in government positions outside of the Company's normal business hours is not discouraged, such activities or service could potentially give rise to a conflict of interest. Any officer or employee wishing to be a candidate for any public office, whether elective or appointive, must obtain the Company's prior written approval. Any request for such approval should be directed to the CEO. Any director seeking to become a candidate for or appointed to a political office must obtain such approval from the entire Board. A director, officer or employee holding a government office or position should abstain or recuse him or herself from any vote or decision that involves, or could potentially be perceived to involve, the Company's interest or otherwise appear as a conflict of interest.

Section IV.       COMPLIANCE WITH LAWS AND REGULATIONS


     All directors, officers and employees shall comply in all material respects with all laws, rules and regulations applicable in the country, state and local jurisdictions where the Company's business is conducted. The laws discussed below are some of the laws that may have particular importance to the Company.

Foreign Corrupt Practices Act


     Among other restrictions, the Foreign Corrupt Practices Act (the "FCPA") prohibits companies from paying or offering to pay anything of value to any non-U.S. government official, government employee, political party or political candidate to obtain or retain business or to influence a person working in an official capacity. Violations of this act can result in significant penalties to the Company and any individual involved.

Insider Trading


     United States and foreign securities laws, as well as the Company's policies, prohibit officers, affiliates and other "insiders" from trading the Company's securities, or those of other companies (for example, a vendor or the subject of a possible acquisition), while that individual is in the possession of material, non-public information regarding the Company or such other company. These "insider trading" laws also prohibit providing material, non-public information to other individuals who ultimately trade the security. Because of the severity of the penalties provided by law and the potential for damage to the Company's reputation as a result of such unlawful trading, directors, officers and employees are expected to strictly abide by the laws described above. In addition to Company sanctions, violation of "insider trading" laws may result in serious criminal penalties for the individual, including fines and imprisonment, if trading is found to involve a willful violation of the law.

Anti-Trust


     Federal and state anti-trust laws are based on the premise that open and fair competition in a free marketplace will lead to appropriate prices and promote an efficient, productive economy. These laws, while complex, generally prohibit the following general types of behavior or activities: (1) unreasonable agreements among competitors that fix prices or otherwise reduce or limit competition; (2) unreasonable agreements between buyers and sellers that impose uncompetitive restrictions on either party; (3) the maintenance of monopoly power through anti-competitive conduct or the attempt to create a monopoly through unreasonable conduct; and (4) charging competing buyers different prices for the same product or group of products (i.e. price discrimination). Federal and state antitrust laws also prohibit mergers and acquisitions that may substantially lessen competition. Directors, officers and employees shall not knowingly act in a manner that would result in a breach of any anti-trust laws. The costs and consequences of investigation or litigation in this area can be significant. Violation of any antitrust laws could expose a director, officer, or employee and the Company to criminal penalties.

Industry Regulations


     If the Company fails to comply with applicable regulatory requirements, the Company may be subject to a variety of administrative or judicially imposed sanctions. Directors, officers and employees are expected to comply with applicable laws, rules and regulations.

     If any officer or employee has any question about the applicability of these or other laws or regulations to any activities or contemplated activities by such person, he or she should discuss this matter with the CEO. If a director has any question about the applicability of these or other laws or regulations to any of their current or contemplated activities, he or she should discuss the matter with the entire Board.

Section V.       DISCLOSURE AND COMMUNICATIONS


Public Reporting

     The Company and its directors and officers shall provide full, fair, accurate, timely and understandable disclosure in the reports and documents filed or submitted by the Company to the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company.

Accounting Procedures and Documentation


     All transactions shall be properly recorded in a timely manner in the Company's books and records. No director, officer or employee shall intentionally or knowingly omit or mischaracterize any transaction in order to disguise or hide its true nature. Further, an officer or employee shall not intentionally falsify or incorrectly record or report any transaction or entry into the Company's books and records that will knowingly result in financial statements and/or financial statement balances that are not materially accurate or otherwise not in conformance with generally accepted accounting principles ("GAAP"). Finally, officers and employees must comply with the system of internal controls the Company has established that have been designed to safeguard its assets and to ensure its financial statements conform to GAAP.

Communications with Analysts, the Media, Governmental Agencies and Others


     For publicly-held companies, U.S. securities laws require that public dissemination of material, non-public information be made in a fair and non-discriminatory manner so that all investors, or potential investors, have the opportunity to receive such information at the same time. Selective disclosure, or the disclosure of material, non-public information to selective audiences or individuals, is prohibited under U.S securities laws. In order to avoid unintended selective disclosure, all inquiries from securities analysts, investors, stockholders, investment bankers, etc. should be immediately directed to the Company's CEO.

     In the event a director, officer or employee receives an inquiry from a governmental or regulatory agency on matters outside his or her specific area of responsibility, such inquiries should be directed to the appropriate officer of the Company, or the CEO. All inquiries from the media should be immediately directed to the Company's CEO.

Section VI.       IMPLEMENTATION AND ENFORCEMENT


Enforcement


     With respect to any non-accounting issues, complaints, questions, concerns or suspicions regarding any conduct of which an officer or employee becomes aware of that he or she reasonably believes may constitute a violation of this Code should be promptly reported to the CEO, who will hold such reports in confidence. Depending on the nature of the issue and the related facts and circumstances, the CEO may direct the matter to or otherwise involve the Board, or the Company's counsel, as appropriate. If a director becomes aware of any conduct that he or she reasonably believes may constitute a violation of this Code, such director should promptly report such conduct to the entire Board. In the event that an officer is also a director of the Company, that officer should follow the guidelines provided by this Code as if he or she were a director.

     In the event that a director, officer or employee or any other third-party has a question, becomes aware of an issue or has a personal complaint, question or suspicion (1) regarding the Company's accounting, accounting procedures or accounting personnel, (2) related to an audit of the Company or the auditors charged with handling the audits, (3) reporting or disclosure of a matter contained in the Company's financial records, financial reports or audit reports or (4) regarding the internal accounting controls of the Company, such person should report their concern to the Board.

     The CEO shall regularly report to the Board all matters or issues arising under this Code (including resolution of such matters or issues) that are brought to his or her attention.

     Suspected violations will be investigated under the supervision of the CEO, as they deem appropriate upon consultation with the Board, if necessary. Each officer, director and employee of the Company is expected to cooperate in the investigation of reported or alleged violations.

     When practical and appropriate under the circumstances, and in order to protect the privacy of the persons involved, those individuals investigating a suspected violation will attempt to keep confidential the identity of the individual or individuals who reports a suspected violation or who participates in an investigation. There may be situations, however, when this information, or the identity of the individuals involved, must be disclosed as part of the investigation process.

     A violation of this Code may result in disciplinary action, including removal from office or termination of employment. Legal proceedings may also be commenced, if necessary, to recover the amount of any improper expenditures, any profits realized by the offending director, officer or employee, and any financial harm sustained by the Company. In certain circumstances, violations of this Code will be reported by the Company to the applicable authority if such violations likely violate state or federal criminal laws.

Non-Retaliation


     In order for this Code to be effective, directors, officers and employees must feel free to bring forth their good faith concerns without the fear of retribution or retaliation from the Company or any other director, officer or employee. The Company does not condone nor will it not tolerate any retaliation against an individual who lawfully and in good faith reports any misconduct or violations of this Code. Further, an employee who provides information regarding any conduct the employee reasonably believes constitutes a violation of the securities laws or financial fraud statutes (1) to any governmental authority,
(2) by testimony or otherwise in any proceeding pending or about to be commenced concerning such a violation or (3) to any person with supervisory authority over the employee or authorized by the Company to investigate such conduct, may not be discharged, demoted, discriminated or otherwise retaliated against based upon the information they have provided.



Section VII.       waivers and amendments


     Any request for a waiver of any provision of this Code shall be communicated immediately to the CEO or in the case where the waiver relates to the CEO, the Board. Any waiver of this Code with respect to directors or officers may be made only by a majority of the Board and shall be promptly disclosed (along with the reason(s) for the waiver) as required by law and by any applicable regulations of the SEC and any exchange on which the Company's securities may be traded.

     This Code may be modified, amended or supplemented from time to time. Any amendment of this Code shall be approved by a majority of the Board and shall be promptly disclosed as required by law and any applicable regulations of the SEC and any exchange on which the Company's securities may be traded.

Section VIII.       GENERAL




     This Code is posted on the Company's web site and will be provided to all of the Company's directors, officers and employees. Officers are encouraged to explain and discuss this Code with employees to ensure they recognize the existence and understand the applicability of this Code. Written certification of compliance with this Code is required from the CEO, and the Chief Financial Officer and Chief Accounting Officer, if any, on an annual basis.

Adopted:          March 30, 2005

            ACKNOWLEDGMENT OF RECEIPT AND COMPLIANCE WITH THE CODE


     I hereby certify that I have read and understand the Company's Code of Ethics. I also have had an opportunity to review any questions on the interpretation of the policies described in this Code.




SIGNATURE       ___________________




PRINT NAME      ___________________




DATE            ___________________

Exhibit 23.1


                 CONSENT OF INDEPENDENT REGISITERED PUBLIC ACCOUNTING FIRM

     We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-04245) of our report dated March 25, 2005, with respect to the financial statements of PaperClip Software, Inc. included in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2004.

                                          /s/ Sobel & Co., LLC
                                          Certified Public Accountants
March 25, 2005
Livingston, New Jersey

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

Date:    March 30, 2005                  By: /s/ William Weiss
                                         William Weiss
                                         Chief Executive Officer
                                         Principal Financial Officer

Exhibit 32.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
PAPERCLIP SOFTWARE, INC.

(Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

  - the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

  - and the information contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 30, 2005                                           By: /s/ William Weiss