Form 10QSB
period 2005-03-31
PAPERCLIP SOFTWARE INCE
filed 2005-05-16
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Class                                 May 12, 2005
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                6

Item 3. Controls and Procedures                             8

Part II Other Information

Item 6. Exhibits                                            9

Signatures                                                 10

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

  CURRENT ASSETS:
    Cash and cash equivalents                               $       348,541
    Accounts receivable (net of
      allowance for doubtful accounts
      of $75,000)                                                   178,529
    Prepaid expenses                                                 12,142
                                                               -------------
      Total Current Assets                                          539,212
                                                               -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                    93,353
    Furniture and fixtures                                          210,914
    Leasehold improvements                                           12,000
                                                               -------------
                                                                    316,267
    Less- Accumulated depreciation                                  274,670
                                                               -------------
      Equipment, Furniture, and Fixtures, Net                        41,597
                                                               -------------
  OTHER ASSETS                                                       13,500
  DEFERRED OFFERING COSTS                                            24,000
                                                               -------------
Total assets                                                $       618,309
                                                               =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                   $       406,697
    Taxes payable                                                    13,500
    Deferred revenue                                                432,600
    Notes payable - current                                         129,691
    Loans payable                                                   100,000
                                                               -------------
      Total Current Liabilities                                   1,082,488

  Accrued compensation - related party                              809,480

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                             36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                       81,965
Additional paid-in capital                                       19,450,318
Accumulated deficit                                             (20,842,437)
                                                               -------------
  Total Stockholders' Deficiency                                 (1,273,659)
                                                               -------------
Total liabilities and
  stockholders' deficiency                                  $       618,309
                                                               =============
See notes to condensed financial statements
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH  31, 2005 AND MARCH 31, 2004
UNAUDITED


                                                  THREE MONTHS ENDED MARCH 31,

                                                       2005            2004
                                                  ----------   -------------
NET SALES                                       $   413,283  $      337,486
                                                  ----------   -------------

OPERATING EXPENSES:
Salaries and related benefits                       267,547         205,918
Research and development expenses                   132,151          93,461
Selling expenses                                     39,954          38,647
General and administrative expenses                  54,018          56,263
                                                  ----------   -------------
     Total operating expenses                       493,670         394,289
                                                  ----------   -------------


  Loss from operations                              (80,387)        (56,803)
                                                  ----------   -------------

OTHER INCOME (EXPENSE):
Extinguishment of accounts payable                    4,100           8,566
Interest expense                                     (3,800)         (3,900)
Interest income                                         131             208
                                                  ----------   -------------
      Total other income (Expense), Net                 431           4,874
                                                  ----------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (79,956)        (51,929)

Provision for income taxes                             -               -
                                                  ----------   -------------

Net loss                                        $   (79,956) $      (51,929)
                                                  ==========   =============

NET LOSS PER COMMON SHARE
  Basic and fully diluted                       $     (0.01) $        (0.01)
                                                  ==========   =============


WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING
  Basic and fully diluted                         8,196,521       8,196,521
                                                  ==========   =============

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
UNAUDITED
                                                  THREE MONTHS ENDED MARCH 31,
                                                       2005            2004
                                                  ----------   -------------
OPERATING ACTIVITIES:
Net loss                                        $   (79,956)$       (51,929)
Adjustments to reconcile net loss
  to net cash (used for) provided by
  operating activities-
Depreciation                                          1,960           1,050
Extinguishment of accounts payable                   (4,100)         (8,566)
Increase in accrued compensation to related party     5,769          30,000
(Increase) decrease in:
  Accounts receivable                               (17,898)        148,053
  Prepaid expenses                                  (12,142)           -
Increase (decrease) in:
  Accounts payable and accrued expenses             (21,748)        (14,042)
  Accrued interest on convertible debt                3,900           3,900
  Taxes payable                                        -            (12,400)
  Deferred revenues                                  14,200          98,465
                                                  ----------   -------------
Net cash  (used for) provided by
  operating activities                             (110,015)        194,531
                                                  ----------   -------------
INVESTING ACTIVITIES -- Purchases of
  equipment, furniture and fixtures                 (16,375)         (6,348)
                                                  ----------   -------------
FINANCING ACTIVITIES:
  Proceeds from loans payable                       100,000            -
                                                  ----------   -------------

 (DECREASE) INCREASE  IN CASH                       (26,390)        188,183

CASH AND CASH EQUIVALENTS
Beginning of period                                 374,931         353,008
                                                  ----------   -------------
End of period                                   $   348,541  $      541,191
                                                  ==========   =============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                          -               -
                                                  ==========   =============
See notes to condensed financial statements
                                         -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operation for such interim periods are not necessarily indicative of results of operation for a full year or for any other period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management's discussion and analysis of financial conditions included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the "SEC").

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

NOTE C - GOING CONCERN
     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of March 31, 2005, current liabilities exceed current assets by $543,276 and total liabilities exceed total assets by $1,273,659. These factors as well as uncertain conditions the Company faces regarding continued negative trends for sales, operating income, net income and cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE D - LOANS PAYABLE

     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of a financing agreement with such investors expected to be agreed upon by the end of the second quarter of 2005.

     NOTE E - Summary of Significant Accounting Policies - The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2004 Form 10-KSB.

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

Results of  Operations
Three Months Ended March 31, 2005 Compared with Three Months
Ended March 31, 2004

     Net sales of the Company increased by $75,797 or 22% to $413,283 for the three months ended March 31, 2005 from $337,486 for the three months ended March 31, 2004. The increase was primarily due to an increase in revenues from annual and monthly fees from Internet Express.

     Salaries and related benefits increased by $61,629 or 30% to $267,547 for the three months ended March 31, 2005 from $205,918 for the three months ended March 31, 2004. The increase was due to a increase in sales and sales support personnel used to market the Company's product line.

     Research and development expenses increased by $38,690 or 41% to $132,151 for the three months ended March 31, 2005 from $93,461 for the three months ended March 31, 2004. The increase was due to an increase in research and development personnel.

     Selling expenses increased by $1,307 or 3% to $39,954 for the three months ended March 31, 2005 from $38,647 for the three months ended March 31, 2004. The increase resulted from an increase in expenses for trade shows.

     General and administrative expenses decreased by $2,245 or 4% to $54,018 for the three months ended March 31, 2005 from $56,263 for the three months ended March 31, 2004. The decrease was primarily due to a decrease in professional fees in the first quarter of 2005 as compared to the professional fees incurred in the first quarter of 2004.

     Other income (expense) decreased by $4,443 to $431 for the three months ended March 31, 2005 from $4,874 for the three months ended March 31, 2004. The decrease was primarily due to the inclusion in the first quarter of 2004 of a gain from the extinguishment of accounts payable, due to expiration of the statute of limitations relating thereto, that was $4,466 greater than the gain from the similar extinguishment of accounts payable in the first quarter of 2005.

     For the three months ended March 31, 2005 and 2004, there was no provision for income taxes, as the Company had a net operating loss in each such period.

     Net loss increased by $28,027 to $(79,956) for the three months ended March 31, 2005 from $(51,929) for the three months ended March 31, 2004. The increase was due to an increase in sales and research and development personnel and a decrease in other income, partially offset by an increase in revenues.

Liquidity and Capital Resources
March 31, 2005 Compared with December 31, 2004

     As of March 31, 2005, the Company had an accumulated deficit of $20,842,437. The Company had negative working capital of $543,276 and $454,674 as of March 31, 2005, and December 31, 2004, respectively. Included in current liabilities are deferred revenues of approximately $432,600 and $418,400, as of March 31, 2005, and December 31, 2004, respectively, such amounts representing liabilities that will not require the use of cash. If such non-cash amounts were not included in current liabilities, then current liabilities would exceed current assets by approximately $110,676 and $36,274,as of March 31, 2005, and December 31, 2004, respectively. The Company's ability to meet its forecast is subject to broader acceptance of its product lines, its ability to raise capital, its ability to continue to realize revenues from its largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein.

     Presently, the Company funds working capital from revenues it receives from the sale of its products.

     As of March 31, 2005, the Company had aggregate liabilities of approximately $1.9 million. Such amount of aggregate liabilities includes (i) $432,600 In annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $420,197 in accounts payable, accrued expenses, and taxes payable, (iii) $129,691 in notes payable which were issued more than six years ago, and (iv)loans payable of $100,000. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $809,500 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 809,480 of his deferred compensation until subsequent to May 1, 2006.

     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of a financing agreement with such investors expected to be agreed upon by the end of the second quarter of 2005.


Outlook
     The Company has been test marketing a new document management and work flow product which has been customized for the mortgage broker industry. The Company believes that this product may represent a promising opportunity for its business, although there are competitors in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

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

     There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                                      -8-

PART II
OTHER INFORMATION


Item 6.   Exhibits


10.15 Agreement, dated April 1, 2005, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







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


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



         Date: May 13, 2005






                                -10-

                                   EXHIBIT 10.15

                                   WILLIAM WEISS



April 1, 2005

PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $809,480 in "accrued compensation-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc. for the quarter ended March 31, 2005. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to May 1, 2006.


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

Date:  May 13, 2005                                 By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company.





May 13, 2005                        BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer