Form 10QSB
period 2005-06-30
PAPERCLIP SOFTWARE INCE
filed 2005-08-15
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Class                                 August 10, 2005
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                6

Item 3. Controls and Procedures                            10

Part II Other Information

Item 6. Exhibits                                           11

Signatures                                                 12

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
JUNE 30,2005
(UNAUDITED)


ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                      $325,498
    Accounts receivable (net of
      allowance for doubtful accounts
      of $75,000)                                                   268,278
    Other current assets                                             52,500
                                                                ------------
      Total Current Assets                                          646,276
                                                                ------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                    94,842
    Furniture and fixtures                                          210,914
    Leasehold improvements                                           12,000
                                                                ------------
                                                                    317,756
    Less- Accumulated depreciation                                  276,630
                                                                ------------
      Equipment, Furniture, and Fixtures, Net                        41,126
                                                                ------------

  OTHER ASSETS                                                       13,500
  DEFERRED FINANCING COSTS                                           49,438
                                                                ------------
Total assets                                                       $750,340
                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $453,242
    Taxes payable                                                    13,500
    Deferred revenue                                                429,400
    Notes payable - current                                         129,691
    Loans payable                                                   250,000
                                                                ------------
      Total Current Liabilities                                   1,275,833

    Accrued compensation- related party                             818,711


STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                             36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                       81,965
Additional paid-in capital                                       19,450,318
Accumulated deficit                                             (20,912,982)
                                                                ------------
  Total Stockholders' Deficiency                                 (1,344,204)
                                                                ------------
Total liabilities and
  stockholders' deficiency                                         $750,340
                                                                ============

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       2005          2004           2005           2004
                                    ----------   ------------   ------------   ------------
NET SALES                            $439,435       $334,466       $852,718       $671,952
                                    ----------   ------------   ------------   ------------

OPERATING EXPENSES:
Research and development expenses     128,410        102,694        260,561        196,155
Selling expenses                      221,255        166,443        452,281        335,727
General and administrative expenses   142,015        128,943        272,508        260,487
                                    ----------   ------------   ------------   ------------
     Total operating expenses         491,680        398,080        985,350        792,369
                                    ----------   ------------   ------------   ------------


LOSS FROM OPERATIONS                  (52,245)       (63,614)      (132,632)      (120,417)
                                    ----------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
Extinguishment of accounts payable        -            -              4,100          8,566
Interest expense                      (18,462)        (3,900)       (22,262)        (7,800)
Interest income                           162            200            293            408
                                    -------------------------------------------------------
    Total other income(expense),net   (18,300)        (3,700)       (17,869)         1,174
                                    -------------------------------------------------------

NET LOSS BEFORE
 PROVISION FOR INCOME TAXES           (70,545)       (67,314)      (150,501)      (119,243)

Provision for income taxes                -            -              -              -
                                    -------------------------------------------------------

NET LOSS                             ($70,545)      ($67,314)     ($150,501)     ($119,243)
                                    =======================================================

BASIC AND FULLY DILUTED
  LOSS PER COMMON SHARE                ($0.01)        ($0.01)        ($0.02)        ($0.01)
                                    =======================================================

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING           8,196,521      8,196,521      8,196,521      8,196,521
                                    =======================================================

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2005 AND 2004
UNAUDITED

                                                     2005           2004
                                                 ------------   ------------
OPERATING ACTIVITIES:
Net loss                                           ($150,501)     ($119,243)
Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities-
Depreciation                                           3,920          2,100
Extinguishment of accounts payable                    (4,100)        -
Increase in accrued compensation to related party     15,000         53,077
Interest on accrued loan payable                              14,562         -
(Increase) decrease in:
  Accounts receivable                               (107,647)       115,648
  Other current assets                               (60,000)
Increase (decrease) in:
  Accounts payable and accrued expenses               20,897        (18,660)
  Accrued interest on convertible debt                 7,800          7,800
  Taxes payable                                       -             (15,400)
  Deferred revenues                                   11,000         73,150
                                                 ------------   ------------
Net cash  (used for)  provided by
  operating activities                              (249,069)        98,472
                                                 ------------   ------------
INVESTING ACTIVITIES-Purchases of
  equipment, furniture and fixtures                  (17,864)       (11,567)
                                                 ------------   ------------


FINANCING ACTIVITIES:
  Proceeds from loans payable                        250,000         -
  Deferred finance cost                              (32,500)        -
                                                 ------------   ------------
Net cash provided by financing activities            217,500         -
                                                 ------------   ------------


(DECREASE) INCREASE  IN CASH                         (49,433)        86,905

CASH AND CASH EQUIVALENTS
Beginning of period                                  374,931        353,008
                                                 ------------   ------------
End of period                                       $325,498       $439,913
                                                 ============   ============
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                         -              -
                                                 ------------   ------------
Taxes paid                                            -              -
                                                 ------------   ------------

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

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

NOTE B -  Summary  of  Significant  Accounting  Policies

     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2004 Form 10-KSB.

NOTE C - NET INCOME (LOSS) PER COMMON SHARE

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

NOTE D - GOING CONCERN
     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of June 30, 2005, current liabilities exceeded current assets by $629,557 and total liabilities exceed total assets by $1,344,204. These factors as well as uncertain conditions the Company faces regarding continued negative trends for sales, operating income, net income and cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE E - LOANS PAYABLE

     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees due to Sloan Securities Corp. (together with its affiliates, "Sloan") in an aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its June 30, 2005 balance sheet based on its understanding of the intent of the parties that such $157,500 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definitive confirmation of their intent regarding the funds. Accordingly, there can be no assurance that the investors will not seek to treat the funding as an incomplete investment and demand return of the funds. The Company has accounted for the loan as short-term indebtedness, pending the receipt of executed definitive documentation.


Note F - Reclassifications

     The Statement of Operations for the six and three months ended June 30, 2004 include reclassifications of expenses to conform to the classification for the three and six months ended June 30,2005.

PAPERCLIP SOFTWARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty, such as information relating to the acceptance and sale of the Company's products, the Company's ability to successfully market and distribute its products, the Company's ability to generate sufficient cash flow from the sale of its products to meet the Company's cash requirements and to pay its liabilities when due, the Company's ability to raise capital, the Company's ability to protect its proprietary property and the Company's ability to attract and retain key employees. Further, the results of operation for the second quarter period are not necessarily indicative of results of operation for a full year or any other period. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations
Three Months and Six Months Ended June 30, 2005 Compared with Three Months and Six Months Ended June 30, 2004


     Net sales of the Company increased by $104,969 or 31% to $439,435 for the three months ended June 30, 2005 from $334,466 for the three months ended June 30, 2004 and increased by $180,766 or 27% to $852,718 for the six months ended June 30, 2005 from $671,952 for the six months ended June 30, 2004. The increase was to an increase in revenues from annual support and upgrade assurances and an increase in sales of the Company's products.

     Research and development expenses increased by $25,716 or 25% to $128,410 for the three months ended June 30, 2005 from $102,694 for the three months ended June 30, 2004 and increased by $64,406 or 33% to $260,561 for the six months ended June 30, 2005 from $196,155 for the six months ended June 30, 2004. The increase was due to an increase in research and development personnel.

     Selling expenses increased by $54,812 or 33% to $221,255 for the three months ended June 30, 2005 from $166,643 for the three months ended June 30, 2004 and increased by $116,554 or 35% to $452,281 for the six months ended June 30, 2005 from $335,727 for the six months ended June 30, 2004. The increase resulted from an increase in sales personnel and increases in expenses for trade shows.

     General and administrative expenses increased by $13,072 or 10% to $142,015 for the three months ended June 30, 2005 from $128,943 for the three months ended June 30, 2004 and increased by $12,021 or 5% to $272,508 for the six months ended June 30, 2005 from $260,487 for the six months ended June 30, 2004. The increases were primarily due to an increase in insurance expenses.

     Other (expense) income increased by $14,600 to ($18,300) for the three months ended June 30, 2005 from ($3,700) for the three months ended June 30, 2004, and increased by $19,043 to ($17,869) for the six months ended June 30, 2005 from $1,174 for the six months ended June 30, 2004. The increase was primarily due to an increase in interest expense resulting from loans payable to a group of investors. The increase for the six month period in 2005 as compared to the corresponding 2004 period was also due to the inclusion in the first quarter of 2004 of a gain from the extinguishment of accounts payable, due to expiration of the statute of limitations relating thereto, that was $4,466 greater than the gain from the similar extinguishment of accounts payable in the first quarter of 2005.

     For the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2004, there was no provision for income taxes, as the Company had a net operating loss in each such period.

     Net loss increased by $3,231 to ($70,545) for the three months ended June 30, 2005 from ($67,314) for the three months ended June 30, 2004 and increased by $31,258 to ($150,501) for the six months ended June 30, 2005 from ($119,243)
for the six months ended June 30, 2004. The increases were due to increases in research and development and sales personnel, an increase in insurance expense, an increase in interest expense, partially offset by increases in revenues.
                                         -7-

Liquidity and Capital Resources
June 30, 2005 Compared with December 31, 2004

     As of June 30, 2005, the Company had an accumulated deficit of $20,912,982. The Company had negative working capital of $629,557 and $454,674 as of June 30, 2005, and December 31, 2004, respectively. Included in current liabilities are deferred revenues of approximately $429,400 and $418,400, as of June 30, 2005, and December 31, 2004, respectively, such amounts representing liabilities that will not require the use of cash. If such non-cash amounts were not included in current liabilities, then current liabilities would exceed current assets by approximately $200,159 and $36,274, as of June 30, 2005, and December 31, 2004, respectively.

     Presently, the Company funds working capital from revenues it receives from the sale of its products. For the remainder of 2005, the Company anticipates that it will need approximately $1,000,000 in order to fund its operations. The Company's management believes that the Company will be able to meet its anticipated cash requirements through the end of the year through a combination of cash from the sale of its products, cost reduction initiatives to be implemented as necessary (which initiatives, if any, would be primarily related to the Company's sales and marketing activities), investments from outside investors, and cash on hand. The Company's ability to fund its operations is subject to broader acceptance of its product lines, its ability to raise capital, its ability to continue to realize revenues from its customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein. There can be no assurance that the Company will generate enough cash from the sale of its products or the raising of additional capital, or that the Company will be successful in implementing any cost reduction initiatives that may be undertaken, to meet its anticipated cash requirements for the remainder of 2005. If the Company does not generate enough cash to meet its requirements for the remainder of 2005, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.

     As of June 30, 2005, the Company had aggregate liabilities of approximately $2,094,544 million. Such amount of aggregate liabilities includes (i) $429,400 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $466,742 in accounts payable, accrued expenses, and taxes payable and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include accrued compensation-related party, which relates to deferred compensation of approximately $818,711 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 818,711 of his deferred compensation until subsequent to July 1, 2006.

                                     -8-




     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees due to Sloan Securities Corp. (together with its affiliates, "Sloan") in an aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its June 30, 2005 balance sheet based on its understanding of the intent of the parties that such $157,500 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definitive confirmation of their intent regarding the funds. Accordingly, there can be no assurance that the investors will not seek to treat the funding as an incomplete investment and demand return of the funds. The Company has accounted for the loan as short-term indebtedness, pending the receipt of executed definitive documentation.


Outlook

     The Company has been marketing a new document management and work flow product which has been customized for the mortgage broker industry. The Company believes that this product may represent a promising opportunity for its business, although there are competitors in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

                                     -9-




Item 3. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting.
     During the quarter ended June 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                                -10-

PART II
OTHER INFORMATION


Item 6.   Exhibits


10.1 Agreement, dated July 1, 2005, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  August 15, 2005

                                   EXHIBIT 10.1

                                   WILLIAM WEISS



July 1, 2005


PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $818,711 in "accrued compensation-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc for the quarter ended June 30, 2005. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to July 1, 2006.


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

Date:  August 15, 2005                            By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 15, 2005                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer