Form 10QSB
period 2005-09-30
PAPERCLIP SOFTWARE INCE
filed 2005-11-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

Class                                November 10, 2005
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

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
SEPTEMBER 30,2005
(UNAUDITED)
                                                       September 30
                                                               2005
ASSETS                                                 -------------
  CURRENT ASSETS:
    Cash and cash equivalents                         $     278,807
    Accounts receivable (net of
      allowance for doubtful accounts of $75,000)           170,238
    Other current assets                                     49,296
                                                       -------------
      Total Current Assets                                  498,341
                                                       -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                            94,842
    Furniture and fixtures                                  210,914
    Leasehold improvements                                   12,000
                                                       -------------
                                                            317,756
    Less- Accumulated depreciation                          278,590
                                                       -------------
      Equipment, Furniture, and Fixtures, Net                39,166
                                                       -------------

  OTHER ASSETS                                               22,006
  DEFERRED FINANCING COSTS                                   42,376
                                                       -------------
Total assets                                          $     601,889
                                                       =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $     425,179
    Taxes payable                                            13,500
    Deferred revenue                                        312,400
    Notes payable                                           129,691
    Loans payable                                           250,000
                                                       -------------
      Total Current Liabilities                           1,130,770
                                                       -------------

    Accrued compensation- related party                     844,672
                                                       -------------
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                     36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                               81,965
Additional paid-in capital                               19,450,318
Accumulated deficit                                     (20,942,331)
                                                       -------------
  Total Stockholders' Deficiency                         (1,373,553)
                                                       -------------
Total liabilities and stockholders'deficiency         $     601,889
                                                       =============
See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER  30,            SEPTEMBER  30,
                                                 2005          2004          2005        2004
                                            ---------- -------------  ------------ -----------
NET SALES                                    $436,400      $389,620    $1,289,118  $1,061,572
                                            ---------- -------------  ------------ -----------

OPERATING EXPENSES:
Research and development expenses             108,800        98,643       369,361     294,798
Selling expenses                              165,449       219,433       617,730     555,160
General and administrative expenses           173,283       114,299       445,791     374,786
                                            ---------- -------------  ------------ -----------
     Total operating expenses                 447,532       432,375     1,432,882   1,224,744
                                            ---------- -------------  ------------ -----------


LOSS FROM OPERATIONS                          (11,132)      (42,755)     (143,764)   (163,172)
                                            ---------- -------------  ------------ -----------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)        -            -             -            -
Extinguishment of accounts payable              -            -              4,100       8,566
Interest expense                              (18,462)       (3,900)      (40,724)    (11,700)
Interest income                                   245           176           538         584
                                            ---------- -------------  ------------ -----------
      Total other income(expense),net         (18,217)       (3,724)      (36,086)     (2,550)
                                            ---------- -------------  ------------ -----------

NET LOSS BEFORE
 PROVISION FOR INCOME TAXES                   (29,349)      (46,479)     (179,850)   (165,722)

Provision for income taxes                      -            -             -            -
                                            ---------- -------------  ------------ -----------

NET LOSS                                     ($29,349)     ($46,479)    ($179,850)  ($165,722)
                                            ========== =============  ============ ===========

BASIC AND FULLT DILUTED
  LOSS PER COMMON SHARE                         (0.00)        (0.01)        (0.02)      (0.02)
                                            ========== =============  ============ ===========

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING                   8,196,521     8,196,521     8,196,521   8,196,521
                                            ========== =============  ============ ===========

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
UNAUDITED

                                                               2005          2004
                                                      ---------------  ------------
OPERATING ACTIVITIES:
Net loss                                              $    (179,850)   $ (165,722)
Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities-
Depreciation and amortization                                                 5,880         3,150
Extinguishment of accounts payable                           (4,100)       -
Increase in accrued compensation to related party            40,961        70,515
Interest on loan payable                                     29,124        -
(Increase) decrease in:
  Accounts receivable                                        (9,607)      108,719
  Other current assets                                      (64,296)       -
  Other assets                                               (8,506)       -
Increase (decrease) in:
  Accounts payable and accrued expenses                     (11,166)      (69,584)
  Accrued interest on convertible debt                       11,800        11,700
  Taxes payable                                              -            (15,400)
  Deferred revenues                                        (106,000)      123,650
                                                       -------------  ------------
Net cash (used for) provided by
  operating activities                                     (295,760)       67,028
                                                       -------------  ------------
INVESTING ACTIVITIES-Purchases of
  equipment, furniture and fixtures                         (17,864)      (17,746)
                                                       -------------  ------------


FINANCING ACTIVITIES:
  Proceeds from loans payable                               250,000        -
  Deferred finance cost                                     (32,500)       -
                                                       -------------  ------------
Net cash provided by financing activities                   217,500        -
                                                       -------------  ------------


(DECREASE) INCREASE  IN CASH                                (96,124)       49,282

CASH AND CASH EQUIVALENTS
Beginning of period                                         374,931       353,008
                                                       -------------  ------------
End of period                                         $     278,807 $     402,290
                                                       -------------  ------------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                                -             -
                                                       -------------  ------------
See notes to condensed financial statements

                                            -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

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

NOTE D - GOING CONCERN
     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of September 30, 2005, current liabilities exceeded current assets by $632,429 and total liabilities exceed total assets by $1,373,553. These factors as well as uncertain conditions the Company faces regarding continued negative trends for sales, operating income, net income and cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE E - LOANS PAYABLE
     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees due to Sloan Securities Corp. (together with its affiliates, "Sloan") in an aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its September 30, 2005 balance sheet based on its understanding of the intent of the parties that such $157,500 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definitive confirmation of their intent regarding the funds. Accordingly, there can be no assurance that the investors will not seek to treat the funding as an incomplete investment and demand return of the funds. The Company has accounted for the loan as short-term indebtedness, pending the receipt of executed definitive documentation.

Note F - Reclassifications

     The Statement of Operations for the three and nine months ended September 30, 2004 include reclassifications of expenses to conform to the classification for the three and nine months ended September 30,2005.

Note G - Commitments

     The Company has entered into an agreement to rent office space in Hackensack, New Jersey, starting January, 2006, with no rent payable for the first two months, and annual rent starting March 1, 2006 to February, 2011 to be between approximately $48,000 and $50,000.
                                          -5-

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

Results of Operations
Three Months and Nine Months Ended September 30, 2005 Compared with Three Months and Nine Months Ended September 30, 2004


     Net sales of the Company increased by $46,780 or 12% to $436,400 for the three months ended September 30, 2005 from $389,620 for the three months ended September 30, 2004 and increased by $227,546 or 21% to $1,289,118 for the nine months ended September 30, 2005 from $1,061,572 for the nine months ended September 30, 2004. The increases were primarily due to an increase in revenues from annual support and upgrade assurances and an increase in sales of the Company's products.

     Research and development expenses increased by $10,157 or 10% to $108,800 for the three months ended September 30, 2005 from $98,643 for the three months ended September 30, 2004 and increased by $74,563 or 25% to $369,361 for the nine months ended September 30, 2005 from $294,798 for the nine months ended September 30, 2004. The increases were due to an increase in research and development personnel.

     Selling expenses decreased by $53,984 or 25% to $165,449 for the three months ended September 30, 2005 from $219,433 for the three months ended September 30, 2004 and increased by $62,570 or 11% to $617,730 for the nine months ended September 30, 2005 from $555,160 for the nine months ended September 30, 2004. The decrease for the three months ended September 30, 2005 was due to a decrease in training expenses. The increase for the nine months ended September 30, 2005, resulted from an increase in sales personnel and increases in expenses for trade shows, partially offset by a decrease in training expenses.

     General and administrative expenses increased by $58,984 or 52% to $173,283 for the three months ended September 30, 2005 from $114,299 for the three months ended September 30, 2004 and increased by $71,005 or 19% to $445,791 for the nine months ended September 30, 2005 from $374,786 for the nine months ended September 30, 2004. The increases were primarily due to an increase in professional fees.

     Other (expense) income increased by $14,493 to ($18,217) for the three months ended September 30, 2005 from ($3,724) for the three months ended September 30, 2004, and increased by $33,536 to ($36,086) for the nine months ended September 30, 2005 from ($2,550) for the nine months ended September 30, 2004. The increases were primarily due to an increase in interest expense resulting from loans payable to a group of investors. The increase for the nine month period in 2005 as compared to the corresponding 2004 period was also due to the inclusion in the first quarter of 2004 of a gain from the extinguishment of accounts payable, due to expiration of the statute of limitations relating thereto, that was $4,466 greater than the gain from the similar extinguishment of accounts payable in the first quarter of 2005.

     For the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004, there was no provision for income taxes, as the Company had a net operating loss in each such period.

     Net loss decreased by $17,130 to ($29,349) for the three months ended September 30, 2005 from ($46,479) for the three months ended September 30, 2004 and increased by $14,128 to ($179,850) for the nine months ended September 30, 2005 from ($165,722) for the nine months ended September 30, 2004. The increases were due to increases in research and development and sales personnel, an increase in professional fees, an increase in interest expense, partially offset by increases in revenues.
                                         -7-

Liquidity and Capital Resources
September 30, 2005 Compared with December 31, 2004

     As of September 30, 2005, the Company had an accumulated deficit of $20,942,331. The Company had negative working capital of $632,429 and $454,674 as of September 30, 2005 and December 31, 2004, respectively. Included in current liabilities are deferred revenues of approximately $312,400 and $418,400, as of September 30, 2005 and December 31, 2004, respectively, such amounts representing liabilities that will not require the use of cash. If such non-cash amounts were not included in current liabilities, then current liabilities would exceed current assets by approximately $320,029 and $36,274, as of September 30, 2005, and December 31, 2004, respectively.

     Presently, the Company funds working capital from revenues it receives from the sale of its products. For the remainder of 2005, the Company anticipates that it will need approximately $500,000 in order to fund its operations. The Company's management believes that the Company will be able to meet its anticipated cash requirements through the end of the year through a combination of cash from the sale of its products, cost reduction initiatives to be implemented as necessary (which initiatives the Company expects would be primarily related to the Company's sales and marketing activities), investments from outside investors, and cash on hand. The Company's ability to fund its operations is subject to broader acceptance of its product lines, its ability to raise capital, its ability to continue to realize revenues from its customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein. There can be no assurance that the Company will generate enough cash from the sale of its products or the raising of additional capital, or that the Company will be successful in implementing any cost reduction initiatives that may be undertaken, to meet its anticipated cash requirements for the remainder of 2005. If the Company does not generate enough cash to meet its requirements for the remainder of 2005, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.

     As of September 30, 2005, the Company had aggregate liabilities of approximately $1,975,442. Such amount of aggregate liabilities includes (i) $312,400 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $438,679 in accounts payable, accrued expenses, and taxes payable (iii) $129,691 in notes payable which were issued more than six years ago, and (iv) loans payable in the principal amount of $250,000. Such liabilities also include accrued compensation-related party, which relates to deferred compensation of approximately $844,672 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 844,672 of his deferred compensation until subsequent to October 1, 2006.

     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees due to Sloan Securities Corp. (together with its affiliates, "Sloan") in an aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its September 30, 2005 balance sheet based on its understanding of the intent of the parties that such $157,500 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definitive confirmation of their intent regarding the funds. Accordingly, there can be no assurance that the investors will not seek to treat the funding as an incomplete investment and demand return of the funds. The Company has accounted for the loan as short-term indebtedness, pending the receipt of executed definitive documentation.


Outlook

     The Company has been marketing a new document management and work flow product which has been customized for the mortgage broker industry. The Company's sales from this product were approximately $100,000 for the nine months ended September 30, 2005, compared to approximately $25,000 for fiscal year 2004. The Company believes that this product may represent a promising opportunity for its business, although there are competitors in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

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

Internal Control over Financial Reporting.

     During the quarter ended September 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
                                -10-

PART II
OTHER INFORMATION


Item 6.   Exhibits


10.1 Agreement, dated October 1, 2005, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



Date:  November 11, 2005

                                   EXHIBIT 10.1

                                   WILLIAM WEISS



October 1, 2005


PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $844,672 in "accrued compensation-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc for the quarter ended September 30, 2005. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to October 1, 2006.


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

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclose in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 11, 2005                            By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 11, 2005                   BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer