Form 10KSB
period 2005-12-31
PAPERCLIP SOFTWARE INCE
filed 2006-03-31
CIK 946112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                        Commission File Number 000-26598

                            PAPERCLIP SOFTWARE, INC.
             (Name of small business issuer in its charter)

                                    Delaware
              (State or other jurisdiction of incorporation or organization)

                                   22-3137907
                      (I.R.S. Employer Identification No.)

                                 1 University Plaza
                        Hackensack , New Jersey        07601
               (Address of principal executive offices)   (Zip Code)

                              (201)  525-1221
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

     The issuer's revenue for the fiscal year ended December 31, 2005 was $1,739,394. As of March 16, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $315,766 (based on the closing price of the OTC Bulletin Board on March 16, 2006). As of March 16, 2006, there were 8,196,521 shares of the registrant's common stock outstanding.

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

     The Company developed and markets a line of software consisting of Professional, Workgroup and Enterprise Editions (the "Systems"). The Company also markets PaperClip COLD, which captures batch file information before it goes to paper and allows expeditious access, retrieval, and printing of COLD documents. "COLD" refers to Computer Output to Laser Disk, which relates to documents that are archived in large volumes of formatted data streams directly to optical media. Instead of printing large paper reports or producing microfilm or microfiche, data is stored on optical disks.

     The Company developed its WebServer(TM) Product, which is an add-on to the Systems. This product provides full security for documents stored on a PaperClip System, enables users to make the documents available to anyone with a Web Browser and makes a user's document repository accessible via the Internet or a private intranet. In November 1995, PaperClip acquired, from Cheyenne Software, Inc. ("Cheyenne"), the NOSS (Network Optical Storage System) product line. The Company offers NOSS as part of its systems . The Company has developed the next generation of the NOSS product, which has been deployed on the Microsoft Windows NT server platform. The Company markets the Systems and associated products domestically (i) through a mass distributor, Z Source, which sells to a value added reseller ("VAR") channel that currently consists of approximately 20 resellers and (ii) directly through such VARs. The Company markets its products internationally through approximately 3 VARs.

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

     The Systems have been designed to provide users of personal computers and personal computer networks the ability to exchange, file, retrieve and process large volumes of documents quickly, efficiently and at a low cost. The enhancements developed for the Systems have been designed to allow users to quickly implement workflow technology in their existing environments without the need for costly programming. The Company's Internet products give users the added flexibility of exchanging, accessing and managing stored documents via the Internet.

     The Company derives all of its revenues from the licensing or sale of the Systems and associated products and services. The Company's principal products are the Professional, Workgroup and Enterprise Editions, as well as the Internet Express and eXpressLink products.

     The Company has begun marketing a new document management and work flow product which has been customized for the mortgage broker industry. The Company's sales from this product were approximately $125,000 and $25,000 in 2005 and 2004, respectively. The product is available in either a client server model and installed at the customer site, or in an ASP model and hosted by PaperClip. ASP refers to a model where PaperClip hosts the clients information on PaperClip's computers. The client server product is named Mortgage Assistant
(MA) and the hosted product is named Virtual Loan Folder. The Company believes that this product may represent a promising opportunity for its business, although there are competitors in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

     The Company has also begun marketing its PaperClip32 product in ASP model hosted by PaperClip. PaperClip32 is the name for PaperClip's document management software. To date interest in this service has been shown by the life insurance industry. The Company believes that this product may represent a promising opportunity for its business although there is at least one competitor in this business and there can be no assurance that the Company can generate meaningful revenues from this product.

     PaperClip leveraged its workflow application in 2005 by adding support for forms recognition and processing data in the ACORD 103 EDI format (XML). This technology development resulted in two new service offerings, ImageIn and IGO Service. ImageIn provides the ability to correctly identify incoming document types eliminating the need for manual identification. IGO Service provides an "In Good Order" value to the recipient, which means all data and documents are analyzed to ensure all the recipients required documents have been submitted and are available before releasing the package to Internet eXpress for delivery.

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

Capture Product Line - DECS

     DECS (Document EDI Capture Suite) is a set of applications with which end users and business applications will collect electronic documents and / or Electronic Data Interchange (EDI) into an Electronic Document Exchange ("EDX") V2.0 Package for transmission to an IDM solution or EDI application or both. DECS provides the tools for collecting scanned images, documents printed to the DECS Print Driver, file import, keyed and file captured EDI. This data can be transformed, packaged and transported to the recipient for further processing as an EDX V2.0 Package. DECS is a remote electronic document EDX packaging system that provides scanning, printing, filing and Electronic Data Interchange ("EDI") capture producing capabilities, and creates EDX Packages for Internet Express ("IE"), eXpressLink ("XL"), the Systems and/or any EDX compliant solution.
                                          -4-

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

Internet Express

     Internet Express (IE) is an extranet designed to exchange electronic documents as an Application Service Provider ("ASP"). The Company will derive revenue based on the movement of EDX packages across the Internet. IE has expanded to four delivery options, IE Client, Secure Email, Secure Hosting, and Secure Fax. Service traffic for the year increased by 50% compared to 2004.

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

     The Company has a sales force of three persons. The Company conducts selling efforts directly to the mortgage broker industry and life insurance brokers. The Company has one sales person focusing on each of those markets. While the Company attempts to encourage VARs, distributors and other resellers to focus on the Company's products, management is aware that VARs, distributors and other resellers also represent other lines of products, some of which may be, or are, competitive with those of the Company. Accordingly, the VARs, OEMs, distributors and other resellers may choose to give higher priority to products of other publishers, which would decrease potential sales by the Company.

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

Customers And Sales
     The Company had net sales of $1,739,394 in 2005 and $1,420,637 in 2004. ImageTek, a VAR, Bisys and NISC accounted for 9%, 10%, and 9%, respectively, of the Company's sales in 2005. Lumtron, an OEM, and ImageTek, a VAR, Bisys and NISC accounted for 10%, 11%,11%, and 10%, respectively, of the Company's sales in 2004. In 2004, the Company commenced a lawsuit against Lumtron in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $ 93,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. An arbitration proceeding relating to this dispute is currently scheduled for July 2006. Three customers (ImageTek, Summit and Valmark) represented 47% of accounts receivable at December 31, 2005. Three customers (Companion, ImageTek, and Lumtron) represented 58% of accounts receivable at December 31, 2004.
                                            -7-

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

Product Development
     At present, the Company's systems are being developed by a combination of in house staff and, when necessary, outside consultants. PaperClip expended approximately $503,000 and $ 421,800 on research and development in 2005 and 2004, respectively.

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

Production

     The Company has produced a set of master CD's and documentation for all of its products. Depending on the product, the Company will either duplicate the CD's and ship the Systems from its headquarters or provide the customer with a download of the file. The Company has also engaged various sources to produce and assemble the product and documentation (including packaging for the Systems on terms management believes are commercially reasonable).

Product Protection
     The Company relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its proprietary rights in its technology. The Company was issued a Certificate of Registration for the Trademark Paperclip on November 20, 2001. Although to the best of Company's knowledge no other person or entity owns any U.S. registered trademark for the mark "PaperClip" in connection with software or imaging products, there is a registration filed by a third party for "Technology As Easy To Use As A PaperClip"(tm) for consulting on computer hardware, software and systems in the fields of sales automation, order processing, voicemail, paging, dictation, transcription and telecommunications and off-site employee programs and businesses. While the Company does not believe there is any likelihood of confusion raised by the use of such mark, if such confusion were alleged, the Company would rely on its prior common law rights. If any claim is asserted, the Company may be forced to expend significant effort, time and funds to defend against it. If the Company is not successful in defending against such a claim, the Company would be required to adopt a different name and would incur costs as a result thereof.
                                          -8-

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

     There are numerous companies that sell either stand-alone, network and Web based systems with which the Company competes. Competition for the Company's products include, among others, Hyland Software, Optika Imaging Systems Incorporated, OTG (a division of EMC) and LaserFiche Document Imaging. The
Company also competes with more expensive turnkey solutions such as those produced by FileNet Corp. Many of these companies have greater financial strength and resources than the Company, and there can be no assurance that these competitors will not modify their existing systems, develop new products or systems or acquire other competitors of the Company to better compete with the Systems. In addition, there can be no assurance that new companies will not introduce new systems with better features and functions than the Systems. There are a few competitors in the electronic document exchange market. This is a new extension of the Internet services collectively known as the Business to Business Electronic Commerce (B2B/ec). Current competition is focused on electronic mail (Email) based exchange solutions, which is different from the methodology the Company has adopted. In the life insurance industry, one competitor has emerged utilizing a central repository for document exchange. Intellisys and Hooper Holmes each provides a central repository and sells retrieval and communications with selected carriers as their service. Each contracts with the smaller brokers where outsourcing to the broker makes more sense. PaperClip's document management customers are the larger volume brokers. Intellisys is an Internet Express customer. In the mortgage broker industry, PaperClip competes with a number of companies, such as Virpak, Advectis, SwiftView Inc. and Del Mar. In addition to computer software for document management and imaging, there is also a diverse range of alternative types of tools and methods for storing and retrieving documents, including microfilm, microfiche and computer output microfilm and microfiche machines. Moreover, management expects that the growing demand for efficient and cost-effective solutions for document management and computer imaging will continue to drive the development of new technologies that may be more sophisticated and cost-effective than the Systems. Many existing and potential competitors have considerably greater financial, technological, marketing and personnel resources than the Company.

     Management believes that the principal competitive factors in the market for the Company's products include product performance, technology, quality of customer support, availability of training and consulting services, price, sales and marketing strength, corporate reputation and ongoing responsiveness to user needs.

Employees

     As of March 21, 2006, the Company's full-time staff of sixteen (compared to seventeen a year ago) employees includes seven employees engaged in development and systems testing, three engaged in sales, two in training and technical support, one in Business Services and three engaged in administration. The Company has no collective bargaining agreements, and no employee is represented by a labor union. The Company has never had a work stoppage and considers its relationship with its employees to be satisfactory. The Company intends to utilize consultants to supplement its systems development, sales and marketing efforts, when necessary.

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

Capital Raising Initiatives

     On October 29, 2004, the Company engaged Sloan Securities Corp. (together with its affiliates, "Sloan") to provide financial advisory services, which may include assistance in seeking to raise additional capital. In connection with such engagement, the Company issued two-year warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The Warrants vested as to 425,000 shares on the date of issuance of such warrants and as to the remaining 75,000 shares at such time that a financing is consummated in which at least 1,400,000 shares of common stock or common stock equivalents are issued to investors introduced to the Company by Sloan.

     On March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the net amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees due to Sloan in an aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its December 31, 2005 balance sheet based on its understanding of the intent of the parties that such $157,500 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definitive confirmation of their intent regarding the funds. Accordingly, there can be no assurance that the investors will not seek to treat the funding as an incomplete investment and demand return of the funds. The Company has accounted for the loan as short-term indebtedness.


ITEM 2.  Description of Property.

     The Company's principal administrative, sales and marketing, product development and support facilities are located in Hackensack, New Jersey, and comprise approximately 2,100 square feet. The Company occupies these premises pursuant to a lease, the term of which expires on February 28, 2011. The fixed rent is approximately $4,000 per month plus utilities, plus its proportionate share of any increase in operating costs.

ITEM 3.  Legal Proceedings.

     In 2004, the Company commenced a lawsuit against Lumtron, one of the largest customers of the Company, in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $93,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. An arbitration proceeding relating to this dispute is currently scheduled for July 2006.

     Except as set forth above, the Company is not a party to any material pending legal proceedings.


ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

     No matters were  submitted to a vote of security  holders during 2005.



                                     PART II

     ITEM 5. Market For Common Equity and  Related Stockholder  Matters.

                    Common
                     Stock
2005              High      Low
First             0.14     0.04
Second            0.07     0.05
Third             0.08     0.04
Fourth            0.06     0.03


2004              High     Low
First             0.10     0.04
Second            0.18     0.09
Third             0.12     0.06
Fourth            0.14     0.07

     The above prices per share were the bid prices during such periods as reported by Bloomberg News Service for OTC market quotations. Such quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company's securities are presently traded on the OTC Bulletin Board. As of December 31, 2005, there were approximately 160 holders of record of the Company's shares of Common Stock. The Company has not paid cash dividends since its organization and does not anticipate the declaration or the payment of cash dividends in the foreseeable future. In addition, the Company's Series A Preferred Stock Certificate of Designation restricts the declaration, payment and setting aside of any dividends without the consent of the holders of the Requisite Percentage (as defined in such Certificate) of Series A Preferred Stock.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Net sales increased by $318,757 or 22.4% to $1,739,394 for the year ended December 31, 2005 from $1,420,637 for the year ended December 31, 2004. The increase was due to an increase in revenues from annual support and upgrade assurances and an increase in sales of the Company's products.

     Research and development expenses increased by $81,182 or 19% to $ 502,979 for the year ended December 31, 2005 from $421,797 for the year ended December
     31, 2004. The increase was due to an increase in salaries related to research and development.

     Selling expenses increased by $43,447 or 6% to $796,039 for the year ended December 31, 2005 from $752,592 for the year ended December 31, 2004. The increases resulted from an increase in sales salaries, partially offset by a decrease in travel expenses.

     General and administrative expenses increased by $75,374 or 14% to $600,839 for the year ended December 31, 2005 from $525,465 for the year ended December 31, 2004. The increase was due to an increase in professional fees and moving expense to relocate the Company's offices.


     Other income (expense) decreased by $44,331 to $(23,064) for the year ended December 31, 2005 from income of $21,267 for the year ended December 31, 2004. The decrease was primarily due to an increase in interest expense resulting from loans payable to a group of investors.

     There was no current provision for income taxes in 2005 or 2004 as the Company had losses in both years and the Company has provided a full valuation allowance for net deferred tax assets.

     Net loss decreased by $74,423 to $(183,527) for the year ended December 31, 2005 from $(257,950) for the year ended December 31, 2004. The decrease was primarily due to an increase in sales, offset by an increase in salaries professional fees, and an increase in other expenses.


LIQUIDITY AND CAPITAL RESOURCES
     For the year ended December 31, 2005, the Company's net loss was $183,527. For the year ended December 31, 2004, the Company's operations resulted in a net loss of $(257,950). The Company reported an operating loss of approximately $160,463 during fiscal year 2005. As of December 31, 2005 and 2004, the Company had an accumulated deficit of $20,946,008 and $20,762,481, respectively. Net cash (used for) provided by operating activities was $(130,028) and $46,990 for the years ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, the Company had a working capital deficit of $(601,781), with $626,388 in current assets and $1,228,169 in current liabilities. As of December 31, 2004, the Company had a working capital deficit of $(454,674), with $535,562 in current assets and $990,236 in current liabilities.

     Presently, the Company funds working capital from revenues it receives from the sale of its products. Over the preceding five fiscal years, the Company received an aggregate of approximately $1,500,000 from the sale of its tax losses, but does not anticipate any additional proceeds from such sales in the future. As of December 31, 2005, the Company had aggregate liabilities approximately $2.1 million. Such amount of aggregate liabilities includes approximately (i) $400,000 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified, on a pro rata basis to sales as such contracts expire and income is earned, (ii) $435,000 in accounts payable and accrued expenses, and (iii) $380,000 in notes and loans payable of which $130,000 was issued more than six years ago. Such liabilities also include accrued compensation-related party, which relates to deferred compensation of approximately $868,000 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2007.

     At December 31, 2005, the Company had net Federal operating loss carry forwards ("NOL") of approximately $20,000,000 for financial reporting purposes, which are due to expire from 2007 through 2025. Due to losses sustained by the Company for both financial and tax reporting through 2005, management was unable to determine that realization of the tax asset related to the NOL was more likely than not and, thus, has provided a valuation allowance of $6,197,500 against the potential tax deferred tax asset of $6,197,500. The Company's NOL that would be available to offset future income may be subject to annual limitations. However, due to a provision under the laws of the State of New Jersey, the Company realized $623,135, $ 351,335, $223,000, $191,000 and
     $127,000 in 1999, 2000, 2001, 2002 and 2003, respectively, from the sale of its New Jersey net operating losses and research tax credits. As noted above, no additional proceeds are anticipated from such sales in the future.

     For 2006, the Company anticipates that it will need approximately $1,800,000 in order to fund its operations. The Company's management believes that the Company will be able to meet its anticipated cash requirements through the end of 2006 through a combination of cash from the sale of its products, cost reduction initiatives to be implemented as necessary (which initiatives the Company expects would be primarily related to the Company's sales and marketing activities), and cash on hand.

     The Company's ability to fund its operations is subject to broader acceptance of its product lines, its ability to continue to realize revenues from its largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein. There can be no assurance that the Company will generate enough cash from the sale of its products, or that the Company will be successful in implementing any cost reduction initiatives that may be undertaken, to meet its anticipated cash requirements for the next 12 months. If the Company does not generate enough cash to meet its requirements for the next 12 months, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.

     See "Business-Capital Raising Initiatives" for a description of certain capital raised by the Company during 2005. As described in greater detail therein, on March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the net amounts of $100,000 and $57,500, respectively, in connection with an investment in the Company in the aggregate principal amount of $250,000. Under the terms of the negotiated transaction, definitive documentation for which was never received, the amount invested would have been treated as a loan becoming due in 2007 on the second anniversaries of such dates and secured by a lien on the Company's assets. If the Company does not repay this amount in 2007 and if the investors were determined to have an enforceable loan and an enforceable security interest in the Company's assets, the investors could foreclose upon the Company's assets and apply the proceeds from the sale of such assets to the repayment of such amount. Any such foreclosure or other disposition of the Company's assets would have a material adverse effect on the Company.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Notwithstanding the foregoing, the Company believes that the Company's operations are of such a nature that management is not required to make estimates and assumptions about highly uncertain matters such that differences in such estimates would have a material impact on the presentation of the Company's financial statements. Accordingly, the Company believes that none of its significant accounting policies (see Note 2 in the Notes to the
Financial Statements) require additional disclosure as being "critical accounting policies."
                                          -17-

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

Internal Control over Financial Reporting.

     During the year ended December 31, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




ITEM 8B.  OTHER INFORMATION

None.

                                                       PART III

ITEM 9.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

     The directors and executive officers of the Company are
as follows:
Name                       Age          Position

William Weiss              62           Chief Executive Officer; Treasurer;
                                        Director

D. Michael Bridges         51           President, Director

Michael Suleski            45           Vice President, Engineering; Secretary;
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

     D. MICHAEL BRIDGES, President, rejoined the Company in March, 2000 after providing consulting services to the Company from August 1998 to March 2000. He has been a director of the Company since March 2000. Mr. Bridges served as the Company's Vice President of Marketing & Sales and Director of Corporate Services from February 1995 to August 1998. Mr. Bridges received a B.S. from Rowan University and served as a Captain in the United States Marine Corps.

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

Board of Advisors

     In January 2004, the Company formed an Advisory Board consisting of distinguished professionals and entrepreneurs who will provide guidance and advice to the Company and serve as a sounding board for the management team. The Advisory Board members will share experiences with colleagues and voice opinions on the technologies transforming electronic document management and its end communications. The Company believes that the input of its Board of Advisors will influence the development of new products and improve existing technologies. During 2004, the Company revamped its Advisory Board to reflect the direction that the Company was taking in focusing on the mortgage and life insurance industries. To that end the Company replaced the three members of the advisory board with two others. See "2004 Stock Incentive Plan" below for a description of stock options available for issuance to members of the Advisory Board. The current Advisory Board members are as follows:

     A.W. Pickel, III, CMC, president of Leader Mortgage Company, is the former president of the National Association of Mortgage Brokers. Leader Mortgage Company ("Leader"), is based in Lenexa, Kansas, with a branch office in St. Louis, Missouri. Leader has been in business since 1992, primarily in the Midwest. A.W. Pickel, III as a mortgage brokerage, founded Leader. Over time Leader has grown and evolved into a regional mortgage banker. Leader offers in-house processing, underwriting and closing. Leader is a full service mortgage lender, approved to provide conventional as well as government loans.

     Mr. Nachmany is the Chief Operating Officer of International Object Technology (IOT). Prior to joining International Object Technology Mr. Nachmany was the President and CEO of bCompliant, Inc., a company he established in order to conduct the collection, review, validation, and approval of electronic and paper transaction documents for the mortgage industry in an efficient and convenient fashion regardless of the number of participants and their geographic dispersion. From 1990 to 1997, Mr. Nachmany was the President and CEO of Image Integration Corp. From 1985-1990, Mr. Nachmany acted as the CEO of Image Communication Systems, a company which was responsible for the development and support of a joint venture between McDonnell Douglas Computer Systems Company and the Bell & Howell Company, in the Computer Aided Retrieval (CAR) market for the banking industry.
                                        -20-

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

Compliance with Section 16
     Section 16(a) of the Exchange Act requires certain persons, including the Company's directors and executive officers, and beneficial owners of more than 10% of the Company's equity securities, to file reports with the Securities and Exchange Commission regarding beneficial ownership of equity securities of the Company. Based on material provided to the Company by such directors, officers and beneficial owners of more than 10% of the Company's equity securities, the Company believes that during the fiscal year ended December 31, 2005, there was compliance with all such filing requirements.

Code of Ethics
     The Company has adopted a code of ethics (the "Code") that applies to our directors, officers and employees. The Code is designed to deter wrongdoing on the part of such persons and to promote: (1) honest and ethical business conduct, including the ethical handling of actual or apparent conflicts of interest between personal and provisional relationships, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications made by us,
(3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code, and (5) accountability for adherence to the Code. The Code is designed to foster the highest standards of ethics and conduct in all of our business relationships. The Code will be available on the Company's website, www.paperclip.com, and copies will be mailed upon written request to Secretary, 1 University Plaza, Hackensack, NJ 07601 or by calling (201) 525-1221. The Company intends to disclose any amendments to or waivers of the Code on behalf of its Chief Executive Officer, Chief Financial Officer, and persons performing similar functions on the Company's website, at www.paperclip.com, promptly following the date of such amendment or waiver. To date, there are no such amendments.
                                     -21-

ITEM 10.  Executive Compensation.

     The Summary Compensation Table below sets forth compensation paid by the Company for the last three fiscal years ended December 31, 2005 for all services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary and bonus exceeded $100,000. The Board determines the compensation of the Company's executive officers, none of whom received increases in their salaries, or a bonus, in 2005.

                                      Summary Compensation Table
--------------------------------------------------------------------------------
                                           Annual Compensation
                                         Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                  Other           Restricted       Underlying    LTIP
Name and Other                         Bonus      Annual            Stock         Options/SARs (#)Payouts    All
 Position         Year    Salary ($)    ($)    Compensation       Awards ($)                        ($)
Compensation
--------------------------------------------------------------------------------------------------------------------------
William Weiss     2005      120,000   0           0                 0                0               N/A        N/A
                  2004      120,000   0           0                 0                0               N/A        N/A
CEO (1)(2)        2003      120,000   0           0                 0                0               N/A        N/A
--------------------------------------------------------------------------------------------------------------------------
Michael Suleski   2005      105,000   0           0                 0                0               N/A        N/A
                  2004      105,000   0           0                 0                0               N/A        N/A
Vice President    2003      105,000   0           0                 0                0               N/A        N/A
Engineering (1)
--------------------------------------------------------------------------------------------------------------------------
D Michael Bridges 2005      107,800   0           0                 0                0               N/A        N/A
                  2004      107,800   0           0                 0                0               N/A        N/A
President         2003      107,800   0           0                 0                0               N/A        N/A
--------------------------------------------------------------------------------------------------------------------------

     (1) The Company presently has no employment contract with William Weiss or Michael Suleski.
     (2)As of December 31, 2005, approximately $868,000 is owed to William Weiss for past salaries accrued but not paid.
                                           -22-

Option/SAR Grants

     During the fiscal year ended December 31, 2005, there were no options granted to either the Company's Chief Executive Officer or any of its principal officers.

     The table below indicates that no options/SARs were exercised during fiscal year 2005 by the Company's Chief Executive Officer and each of its principal executive officers and shows the value of their unexercised options/SARs.

               AGGREGATED  OPTION/SAR  EXERCISES IN FISCAL YEAR 2005
                  AND OPTION/SAR VALUES AT DECEMBER 31, 2005

                                                                                              Value of Unexercised
                                                                      Number of Securities      In-the-Money
                                                                      Underlying                Options/
                                                                      Unexercised Options/SARs  SARs at
                                                                      at FY-end                 FY-End
                          Shares Acquired On         Value            Exercisable/              Exercisable/
    Name                      Exercise (#)         Realized ($)       Unexercisable (#) (1)     Unexercisable($)
----------------------- ---------------------- ---------------------- ------------------------------------------------

William Weiss                     0                   0                  770,921/0                  0/0
D. Michael Bridges                0                   0                  405,000/0                  0/0
Michael Suleski                   0                   0                  744,921/0                  0/0



     (1) The Company does not have a stock appreciation rights ("SAR") plan and does not have any SARs outstanding.

     The Company presently has no employment contracts with William Weiss or Michael Suleski. The Company does not have any pension, profit sharing, or bonus plan, other than a 2004 Stock Incentive Plan for consultants and members of the Board of Advisors, which is described below.

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

2004 Stock Incentive Plan

     In February 2004, the Board of Directors of the Company adopted a stock incentive plan (the "2004 Stock Incentive Plan"). Only consultants and members of the Board of Advisors are eligible to participate in this plan. The 2004 Stock Incentive Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 600,000 shares. The 2004 Stock Incentive Plan provides that it shall be administered by a committee (the "Committee") consisting of either the full Board of Directors or a committee consisting of at least two directors.

     The Committee has the full power and authority, subject to the provisions of the 2004 Stock Incentive Plan, to designate participants, grant options and determine the terms of all options. The terms of specific options granted under the 2004 Stock Incentive Plan are determined by the Committee. The term of each option is also determined by the Committee, but no option may be exercisable after ten years have elapsed from the date upon which the option is granted. As of December 31, 2005, 100,000 options under the 2004 Stock Incentive Plan were outstanding.

1993 Stock Option Plan

     In March 1993, the Company adopted its 1993 Stock Option Plan (the "1993 Stock Plan") covering 68,912 shares of Common Stock, pursuant to which employees (other than directors) of the Company were eligible to receive stock options. The 1993 Stock Plan expired on February 1, 2003, and all the outstanding options expired in 2005.

1995 Stock Option Plan

     In May 1995, the Company adopted a stock option plan (the "1995 Stock Plan"), pursuant to which officers, directors and employees of the Company and certain other persons conferring benefit upon the Company were eligible to receive stock options. The 1995 Stock Plan terminated on March 1, 2005. All options thereunder outstanding at the time of such termination shall continue in full force and effect according to the terms of the option agreements governing such options. As of December 31, 2005, options to acquire 3,969,222 shares of Common Stock had been granted under the 1995 Stock Plan. At such date, 892,872 options had expired, 95,508 options had been exercised and 2,980,842 options were outstanding.

Long-Term Incentive Plan

     The Company did not grant any awards to executive officers under any long-term incentive plan during fiscal year 2005.
                                            -25-

Compensation of Directors

     Directors are not currently compensated or reimbursed for expenses incurred by them in connection with their services as directors, except for travel to Board of Directors meetings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

     The following table sets forth, as of March 21, 2006, the number of shares of Common Stock and Series A Preferred Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock or the Series A Preferred Stock, as the case may be, known to the Company and the respective percentage ownership of the outstanding Common Stock and Series A Preferred Stock held by each such holder and group:

                                               Common  shares            Series  Preferred A shares
                                    ----------------------------------  --------------------------
Name and Address                            Number         Percentage     Number         Percentage
of Beneficial Owner                       of Shares (1)     of Class    of Shares         of Class
----------------------------------      ----------------  ------------  ----------------  ----------

William Weiss   (2)                       3,569,643(3)        31.04%     2,533,869          69.4%
PaperClip Software, Inc.
1 University Plaza
Hackensack , New Jersey 07601
Michael Suleski (2)                         780,936(4)         8.73%
PaperClip Software, Inc.
1 University Plaza
Hackensack , New Jersey 07601
D. Michael Bridges                          556,500(5)         6.38%       150,000           4.1%
PaperClip Software, Inc.
1 University Plaza
Hackensack , New Jersey 07601

A11 Officers and Directors
as a group (3 persons)                     4,911,079           38.35%    2,683,869          73.5%

     (1) Unless otherwise indicated below, all shares are owned beneficially and of record.
     (2) William Weiss and Michael Suleski are founders of the Company.
     (3) Includes (a) 770,921 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan, and (b) 2,533,869 shares of Common Stock issuable upon the conversion of 2,533,869 shares of Series A Preferred Stock.
     (4) Includes 744,921 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan.
     (5) Includes 405,000 shares of Common Stock issuable upon the exercise of options currently exercisable under the 1995 Stock Option Plan, and 150,000 shares of Common Stock issuable upon the conversion of 150,000 shares of Series A Preferred Stock.

                        EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information, as of December 31, 2005, about the Company's 1995 Stock Option Plan and 2004 Stock Incentive Plan, the material features of which are described in this report under "Item 10-Executive Compensation." Although the 1995 Stock Option Plan expired on March 1, 2005, the options with unexercised terms remain outstanding under such plan and are included in the table below.

All  outstanding  awards  relate to the Company's common stock.

                                Number of securities                                       Number of securities
remaining
                                  to be issued upon                   Weighted-average     available for future
issuance
                                      exercise of                     exercise price of    under equity compensation
plans
                                outstanding options,                 outstanding options,  (excluding securities
                                warrants and rights                   warrants and rights  reflected in column (a))
                                       (a)                                  (b)                   (c)
-------------------     ----------------------------------- ------------------------------ ----------------------------
Equity compensation                 2,980,842(1)                                .31                    0(2)
plans approved by
security holders


Equity compensation
plans not approved by
security holders                      100,000 (3)                                                500,000(4)

-------------------       -----------------------------------     ----------------------- -----------------------------

     Total                          3,080,842                                                    500,000
===================       ===================================     ======================= =============================


     (1) Represents 2,980,842 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 1995 Stock Option Plan

     (2) The 1995 Stock Option Plan expired on March 1, 2005.

     (3) Represents 100,000 shares of Common Stock issuable upon the exercise of outstanding options granted under the 2004 Stock Incentive Plan.

     (4) Represents 500,000 shares of Common Stock available for future issuance under the 2004 Stock Incentive Plan.
                                         -27-

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Weiss receives compensation of $10,000 per month as part of an oral employment arrangement. However, in lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During 2002 and for the first three months ended March 31, 2003, Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. At December 31, 2005, the Company had accrued $867,749 in deferred compensation to Mr. Weiss, or his affiliated company which is recorded as long term accrued compensation- related party on the balance sheet. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2007.

Item 13.  Exhibits .

(a)       Exhibits:

3.1      Certificate of Incorporation of Registrant, as amended.(1)
3.1(a)   Certificate of Amendment to Certificate of Incorporation.(3)
3.1(b)   Series A Preferred Stock Certificate of Designations.(3)
3.2      By-Laws of Registrant, as amended. (1)
3.3      Registrant's Authorization to do Business in New Jersey. (1)
3.5      Form of Common Stock Certificate. (1)
10.2     1995 Stock Option Plan, as amended (2)
10.3     2004 Stock Incentive Plan (5)
10.4     Form of End User License. (1)
10.5 (a) Reschedule Agreement with NCC Export Systems 1995 LTD ("NCC"), dated as of October 21, 1996 (incorporated by reference from Exhibit 10 of the Registrant's Form 10-QSB for the quarter ended September 30,
        1996), (b) Receipt of full payment and termination of the Reschedule Agreement from NCC, dated January 29 , 1997.(2)
10.6 License Agreement with Cheyenne Software, Inc., dated November 10, 1995 (incorporated by reference from Exhibit 10.12(c) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995)
10.11 Employment Agreement dated as of January 1, 2000 between Paperclip Software, Inc. and D. Michael Bridges. (3)
10.13 Agreement, dated December 31, 2005 , by and between PaperClip Software, Inc. and William Weiss

14.   Code of Ethics (5)

23.1    Consent of Sobel & Co., LLC
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 33-92768NY).
(2) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 000-26598).
(3) Incorporated by reference from the Registrant's Form 10-KSB for the Fiscal year December 31, 2000 (File No. 000-26598)
(4)      Incorporated by reference from the Registrant's Form 10-KSB for the
           Fiscal year December 31, 2002 (File No. 000-26598)
(5)      Incorporated by reference from the Registrant's Form 10-KSB for the
           Fiscal year December 31, 2004 (File No. 000-26598)

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Sobel & Co., LLC ("Sobel") was the Company's principal accountant for the fiscal years ended December 31, 2005 and 2004.

     The following is a summary of the fees billed to the Company by Sobel for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:

                                  Percentage of                        Percentage of
                                    2005 Fees                            2004 Fees
Fee Category          Fiscal 2005  Approved by the  Fiscal 2004 Fees   Approved by the
                          Fees        Board                                 Board
-------------        ------------ ----------------  ----------------   ---------------
Audit Fees              $30,734         100%             $27,600               100%
Audit-Related Fees        5,780                             -
Tax Fees                    -                               -
All Other Fees              -                               -
                      ---------                         ---------
Total Fees              $36,514                          $27,600
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

     The audit-related fees of $5,780 relate to professional services rendered in conjunction with research, assistance and discussions in assisting the Company preparing responses to SEC letters.

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


                                  Date: March 30, 2006


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                 Title                           Date

/s/ William Weiss
William Weiss             Director and Chief Executive    March 30, 2006
                          Officer (Principal Executive,
                          Financial and Accounting Officer)

/s/ D. Michael Bridges    Director, President             March 30, 2006
D. Michael Bridges

/s/ Michael Suleski
Michael Suleski           Director, Vice President,       March 30, 2006
                          Engineering and Secretary

                             PAPERCLIP SOFTWARE, INC.

                             FINANCIAL STATEMENTS

                            DECEMBER 31, 2005 AND 2004

PAPERCLIP SOFTWARE, INC.

DECEMBER 31, 2005 AND 2004


TABLE OF CONTENTS


                                                             Page

Report of Independent Registered Public Accounting Firm         1


Financial Statements:

    Balance Sheet at December 31, 2005                          2


    Statements of Operations For The Years Ended
       December 31, 2005 And 2004                               3


    Statements of Changes in Stockholders' Deficiency
       For The Years Ended December 31, 2005 And 2004           4

     Statements of Cash Flows For The Years Ended
       December 31, 2005 And 2004                               5


Notes to Financial Statements                                   6

Report of Independent Registered Public Accounting Firm




To the Board of Directors
PaperClip Software, Inc.

     We have audited the accompanying balance sheet of PaperClip Software, Inc. (a Delaware corporation) (the "Company") as of December 31, 2005 , and the related statements of operations, change in stockholders' deficiency, and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant loss from operations; current liabilities exceed current assets by approximately $202,000 (after adjusting for approximately $400,000 of deferred revenues, a non-cash item); deficiencies in working capital and net worth. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Sobel & Co., LLC
                                                   Certified Public Accountants
March 13, 2006
Livingston, New Jersey

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET


                                                                                  DECEMBER 31,
                                                                                      2005
                                                                                 ---------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                   $        384,539
    Accounts receivable (net of
      allowance for doubtful accounts
      of $89,000)                                                                        200,053
    Other current assets                                                                  41,796
                                                                                  ---------------
      Total Current Assets                                                               626,388
                                                                                  ---------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                                                         42,932
    Furniture and fixtures                                                                 6,056
                                                                                  ---------------
                                                                                          48,988
    Less- Accumulated depreciation                                                        14,008
                                                                                  ---------------
      Equipment, Furniture, and Fixtures, Net                                             34,980
                                                                                  ---------------

  OTHER ASSETS                                                                            22,006
  DEFERRED FINANCING COSTS, NET                                                           35,314
                                                                                  ---------------
Total assets                                                                    $        718,688
                                                                                  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                       $        435,278
    Taxes payable                                                                         13,500
    Deferred revenue                                                                     399,700
    Notes payable                                                                        129,691
    Loans payable                                                                        250,000
                                                                                  ---------------
      Total Current Liabilities                                                        1,228,169
                                                                                  ---------------

    Accrued compensation- related party                                                  867,749
                                                                                  ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                                                  36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                                            81,965
Additional paid-in capital                                                            19,450,318
Accumulated deficit                                                                  (20,946,008)
                                                                                  ---------------
  Total Stockholders' Deficiency                                                      (1,377,230)
                                                                                  ---------------
Total liabilities and
  stockholders' deficiency                                                      $        718,688
                                                                                  ===============

     See report of independent registered public accounting firm and notes to financial statements

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                                       2005                 2004
                                                                 -----------      ---------------

NET SALES                                                      $  1,739,394     $      1,420,637
                                                                 -----------      ---------------

OPERATING EXPENSES:
Research and development expenses                                   502,979              421,797
Selling expenses                                                    796,039              752,592
General and administrative expenses                                 600,839              525,465
                                                                 -----------      ---------------
     Total operating expenses                                     1,899,857            1,699,854
                                                                 -----------      ---------------


LOSS FROM OPERATIONS                                               (160,463)            (279,217)
                                                                 -----------      ---------------

OTHER INCOME (EXPENSE):
Extinguishment of accounts payable                                   35,090               36,127
Interest expense                                                    (59,186)             (15,600)
Interest income                                                       1,032                  740
                                                                 -----------      ---------------
      Total other (expense) income, net                             (23,064)              21,267
                                                                 -----------      ---------------

NET LOSS  BEFORE PROVISION FOR INCOME TAXES                    $   (183,527)    $       (257,950)

Provision for income taxes                                                0                    0
                                                                 -----------      ---------------

NET LOSS                                                       $   (183,527)    $       (257,950)
                                                                 ===========      ===============

BASIC AND FULLY DILUTED
   LOSS PER COMMON SHARE                                       $      (0.02)    $          (0.03)
                                                                 ===========      ===============


WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                                                8,196,521            8,196,521
                                                                 ===========      ===============

     See report of independent registered public accounting firm and notes to financial statements
                                                             -3-

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    Preferred Stock    Common Stock
                                                                          Additional  Accumulated  Stockholders
                                    Number of  Par valuNumber of  Par valuPaid-In     Deficit      Deficiency
                                    Shares             Shares             Capital
                                    -----------------------------------------------------------------------------
BALANCE, December 31, 2003          3,649,543  $36,495 8,196,521  $81,965 $19,426,318 ($20,504,531)    ($959,753)

Deferred financing costs                                                       24,000                     24,000
NET LOSS, 2004                                                                            (257,950)     (257,950)
                                    -----------------------------------------------------------------------------
BALANCE, December 31, 2004          3,649,543  $36,495 8,196,521   81,965  19,450,318  (20,762,481)   (1,193,703)

NET LOSS, 2005                                                                            (183,527)     (183,527)
                                    -----------------------------------------------------------------------------

BALANCE, December 31, 2005          3,649,543  $36,495 8,196,521  $81,965 $19,450,318 ($20,946,008)  ($1,377,230)
                                    =============================================================================

     See report of independent registered public accounting firm and notes to financial statements

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                                       2005                 2004
                                                                 -----------      ---------------
OPERATING ACTIVITIES:
Net loss                                                       $   (183,527)    $       (257,950)
Adjustments to reconcile net income to
net cash provided by (used for) operating activities-
Depreciation                                                         10,066                7,843
Extinguishment of accounts payable                                  (35,090)             (36,127)
Accrued interest on convertible note                                 15,500               15,600
Increase in accrued compensation to related party                    64,038               93,592
Amortization of prepaid interest & deferred financing costs          43,686                  -
Tax deferred asset                                                    -                   11,600
Change in operating assets and liabilities:
  Accounts receivable                                               (39,422)             107,018
  Other current assets                                               (4,296)                 -
  Other assets                                                       (8,506)                 -
  Accounts payable and accrued expenses                              26,223               (9,836)
  Taxes payable                                                       -                  (27,000)
  Deferred revenue                                                  (18,700)             142,250
                                                                 -----------      ---------------
Net cash  (used for) provided by operating activities              (130,028)              46,990
                                                                 -----------      ---------------
INVESTING ACTIVITIES -- Purchases of
  equipment, furniture and fixtures                                 (17,864)             (25,067)
                                                                 -----------      ---------------
FINANCING ACTIVITIES:
  Net proceeds from loans payable                                   157,500                  -
                                                                 -----------      ---------------
Net cash provided by financing activities                           157,500                  -
                                                                 -----------      ---------------

Net  increase in cash and cash equivalents                            9,608               21,923

CASH AND CASH EQUIVALENTS
Beginning of year                                                   374,931              353,008
                                                                 -----------      ---------------
End of year                                                    $    384,539     $        374,931
                                                                 ===========      ===============




See report of independent registered public accounting firm and notes to financial statements
                                         -5-

PAPERCLIP SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1  -  ORGANIZATION:
     PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.),located in Hackensack, NJ, (the "Company"), a Delaware corporation, incorporated in October, 1991,is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

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

Revenue Recognition:
     The Company generates revenues from licensing the rights to use its software products directly to distributors, resellers, original equipment manufacturers, and end users. The Company's delivery and payment arrangements do not include extended payment terms and are generally net 30 days.

     Revenues from licenses are recognized upon shipment of the software if there are no significant post delivery obligations, if collection is probable and if payment is due within one year. The Company provides post contract services, which includes telephone support, software version upgrades and consulting and training services related to installation and implementation of the Company's products at no additional charge for periods not exceeding one year. The estimated cost of providing such support is not significant. Revenues from consulting services are recognized as services are performed.

     In addition to the above-referenced post contract services provided at no additional charge, the Company offers additional contractual support services that are billed separately. Revenues paid by the customer prior to performance of such contractual support services are deferred and recognized over the term of the contract service agreement, usually one year. The underlying calculation for deferred services are generally not complex (i.e., deferred revenues are generally recognized as income over the course of the applicable contract on a formulaic basis).

Reclassification:

     Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation.

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

     Significant estimates have been made by management in the areas of the allowance for bad Debts (See Note 9)and the recognition/realization of deferred revenues. Actual results could differ materially from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Advertising:
     Advertising costs are expensed as incurred, and amounted to approximately $17,000 in 2005 and $32,000 in 2004.

Cash and Cash Equivalents:
     Cash and cash equivalents consist primarily of cash at banks and highly liquid investments with original maturities of three months or less.

Accounts Receivable:

     The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and adjusts the allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. At December 31, 2005 and 2004, the Company believes the allowance for doubtful accounts is adequate.

Equipment, Furniture and Fixtures:
     Equipment, furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

Accounting for Stock-Based Compensation:
     The Company has elected to follow Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees"(APB25). If the option price under the Stock Option plans equals or exceeds the fair market value of the common shares on the date of the grant, no compensation cost is recognized under the provisions of APB 25 for stock options. If the option price under the Stock Option Plans is less than the fair market value of the common stock on the date of grant, compensation cost is recognized for the difference.
                                     -7-

     The Company adopted only the disclosure part of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123 as amended by SFAS 123R). The adoption of this pronouncement had no impact on the Company's financial condition or results of operations for 2005 and 2004, however, additional disclosures have been included in the financial statements.

Deferred Financing Costs:
     Expenditures incurred in conjunction with debt or equity capital issuances are deferred as other assets. Such costs will be offset against equity proceeds, amortized over the life of the debt, or expensed if the transaction is not completed.

Deferred Rent:
     The Company recognizes rent expense on a straight line basis for financial reporting purposes. The difference between cash payments and expenses will be included in deferred rent. Deferred rent will commence January 1, 2006.

Federal Income Taxes:
     The Company has adopted Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Income (Loss) Per Common Share:
     Income per common share-basic is computed based upon the weighted average number of common shares and common share equivalents outstanding, if dilutive. 2005 and 2004 fully diluted loss per share does not reflect the conversion of Series A Preferred Stock or common stock equivalents as the result would be anti-dilutive.

Research and Development Costs:

     The costs incurred in establishing the technological feasibility of a computer software product that is to be sold, leased or otherwise marketed by the Company is accounted for as Research & Development costs and expensed in the period incurred. The amount charged against income was $502,979 and $421,797 for the years ended December 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements:

     The Financial Accounting Standards Board ("FASB") has issued several new standards during 2005 and 2004. In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which revises SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim reporting period beginning after December 15, 2005. This pronouncement may have a material impact on the Company's operating results. The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

NOTE 3-GOING CONCERN:

     The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered a loss from operations, current liabilities exceed current assets by approximately $202,000 (after adjusting for approximately $400,000 of deferred revenues, a non-cash item), and the Company lacks sufficient liquidity to continue its operations. Management's 2006 forecast indicates positive trends for sales, but it may not result in an increase in operating income, net income, and positive cash flows.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

     Continuation of the Company as a going concern is dependent upon achieving profitable operations . Management's plans to achieve profitability include developing new products, obtaining new customers, increasing sales to existing customers and implementing certain cost reduction initiatives as necessary. There can be no assurance that the Company will generate enough cash from the sale of its products, or that cost reduction initiatives will be successful to meet anticipated cash requirements.

NOTE 4  -  INCOME TAXES:
     For tax return purposes, the Company has the following net operating loss carry forwards as of December 31, 2005 and 2004 for Federal purposes:

             Federal
     Net Operating Loss    Year Incurred      Expiration Date

        $1,474,595       December 31, 1992      December 31, 2007
        $2,790,034       December 31, 1993      December 31, 2008
        $2,880,756       December 31, 1994      December 31, 2009
        $3,648,749       December 31, 1995      December 31, 2010
        $4,660,613       December 31, 1996      December 31, 2011
        $2,707,112       December 31, 1997      December 31, 2017
        $  880,373       December 31, 1998      December 31, 2018
        $   35,944       December 31, 1999      December 31, 2019
        $  633,601       December 31, 2000      December 31, 2020
        $   43,371       December 31, 2001      December 31, 2021
        $  161,000       December 31, 2004      December 31, 2024
        $  183,000       December 31, 2005      December 31, 2025
     The Company also has tax credits related to research activities of approximately $400,000 for Federal purposes at December 31, 2005.

     As stated in Note 13, the State of New Jersey has allowed in recent years the sale of state net operating losses and research tax credits. The Company has sold all of its net operating losses and research tax credits available through 2003. The Company has a state net operating loss carryforward for 2004 and 2005 approximately $200,000, which will expire through 2012.

     The Company's total deferred tax liabilities, deferred tax assets, which are comprised principally of net operating loss carry forwards, and valuation allowance consists of the following at December 31:
                                         2005                 2004
                                   --------------------------------------
Total deferred tax liabilities     $      -              $     -
Total deferred tax assets             6,197,500             6,140,000
Total valuation allowance             6,197,500             6,140,000
                                   -------------------------------------
Current deferred tax asset        $       -              $      -
                                  ======================================
 A reconciliation of the statutory tax rates are as follows:
                                          Year Ended December 31,
                                         2005                 2004
                                   --------------------------------------
Statutory rate                           (34%)                (34%)
State income tax                          (6%)                 (6%)
                                   --------------      ---------------
                                         (40%)                (40%)
Current year valuation allowance          40%                 40%
                                   --------------      ---------------
Benefit for income tax                     0%                   0%
                                   --------------      ---------------

Note 5- INVESTMENT BANKING AGREEMENT AND LOAN PAYABLE:

     On October 29, 2004, the Company signed an investment banking agreement with Sloan Securities Corp. ("Sloan") to raise capital for the Company. In connection with such engagement, the Company issued two-year warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The Warrants vested as to 425,000 shares on the date of issuance and as to the remaining 75,000 shares at such time that a financing is consummated in which at least 1,400,000 shares of common stock or common stock equivalents are issued to investors introduced to the Company by Sloan. The Company recorded the 425,000 warrants on the balance sheet as deferred financing costs at a value of $24,000.

     On March 31, 2005 and April 8, 2005 the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definite documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees to Sloan in the aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its December 31, 2005 balance sheet based on its understanding of the intent of the parties that such $157,000 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company, by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definite confirmation of their intent regarding the funds. Accordingly, there can be no assurance that the investors will not seek to treat the funding as an incomplete investment and demand return of the funds. The Company has accounted for the loan as short-term indebtedness.

NOTE 6  - CONVERTIBLE DEBT:
Notes payable, convertible into common stock at $.30
per share,  12% interest,  matured  December 31, 1999,
and as of December 31, 2005, the notes remain in default.        $129,691
                                                                ============

Note 7  -  EXTINGUISHMENT OF ACCOUNTS PAYABLE:

     During the years ended December 31, 2005 and 2004, the Company wrote down its accounts payable by $35,090 and $36,127, respectively, relating to debts which were incurred over six years ago, for which the statute of limitations has expired and the vendors can no longer institute a claim against the Company. The write down was included in the statement of operations as an extinguishment of accounts payable.

NOTE 8  -  PREFERRED STOCK:

     The Company has ten million shares of preferred stock $.01 par Value authorized. The Company has designated Series A Preferred Stock, with 3,649,543 shares issued on November 2, 2000, 3,649,543 shares issued and outstanding as of December 31, 2005. Each share of Series A Preferred Stock is convertible into one share of common stock subject to adjustment and anti-dilution protection upon certain events.

NOTE 9  -  COMMITMENTS AND CONTINGENCIES:

     In 2004, the Company commenced a lawsuit against a customer in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $50,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute.

NOTE 10  -  LEASES:

     The Company leases its office space under a non-cancelable operating lease. which expires in 2011. Rent expense was approximately $56,000 and $51,000 for the years ended December 31, 2005 and 2004, respectively.

     Future minimum  rental payments  required under this lease are as follows:

               Year Ended December 31,
2006     $40,275
2007     $48,778
2008     $49,315
2009     $49,852
2010     $50,389
2011     $ 8,413

NOTE 11  -  EMPLOYMENT AGREEMENT:

     The Company has an employment agreement with Michael Bridges, the Company's President who is also a member of the Board of Directors, subject to automatic one-year extensions and early terminations at a base salary of $107,800. The agreement also provides for options to purchase 400,000 shares of common stock at $0.25 per share with immediate vesting, which was subsequently granted at the fair market value of the Company's stock at the time of issuance which was $.25 per share. In addition, the agreement has specific clauses including not limited to covenants not to compete with the Company's product line, solicitation of employees of the Company upon termination and a severance package if there is a transfer of control.
                                            -12-

NOTE 12  -  CONCENTRATION OF RISK:

     The Company maintains its cash balances and certificates of deposit at one financial institution. This account is insured by the FDIC (Federal Deposit Insurance Corporation) up to $100,000. The Company routinely maintains balances in excess of $100,000 in the ordinary course of business.


NOTE 13  -  MAJOR CUSTOMERS:

     The Company sells its products primarily through mass distributors and approximately 23 independent VARS. The VARS sell and install these products at end user sites.

     Sales to three major customers for the year ended December 31, 2005 were approximately 28%. Sales to four major customers for the year ended December 31, 2004 was approximately 42%.

     Four and three customers make up 47% and 58% of accounts receivable at December 31, 2005 and 2004, respectively.


NOTE 14  -  STOCK OPTIONS:

1993 Stock Option Plan

     The Company adopted a stock option plan (the "1993 Stock Option Plan"), effective March 8, 1993, pursuant to which employees of the Company were eligible to receive incentive stock options. The 1993 Stock Option Plan expired on February 1, 2003, and all outstanding options thereunder expired in 2005. Stock option transactions for the 1993 Stock Option Plan are summarized as follows:

                                         Year Ended December 31,
                                            Exercise             Exercise
                                    2005     Price      2004     Price
                                 ---------------------------------------
Outstanding, beginning of year      20,183   $2.60      20,183    $2.60
Granted                               -        -          -         -
Exercised                             -        -          -         -
Cancelled, settled or expired       20,183   $2.60        -         -
                                 ---------------------------------------
Outstanding, end of year               -       -        20,183    $2.60
                                 =======================================

1995 Stock Option Plan -

     In May 1995, the Company adopted a stock option plan (the "1995 Stock Option Plan"), pursuant to which officers, directors and employees of the Company and certain other persons conferring benefit upon the Company were eligible to receive stock options. The 1995 Stock Option Plan expired on March 1, 2005. All options thereunder outstanding at the time of such termination shall continue in full force and effect according to the terms of the option agreements governing such options.
                                                     -13-

     Stock option transactions for the 1995 Stock Option Plan are summarized as follows:

                                   Year Ended December 31,
                                         Exercise             Exercise
                                2005      Price        2004    Price
                           ----------------------------------------------
Outstanding, beginning of
year                         3,183,842  $.06-2.50    3,133,842  $.06-2.50
Granted                          -          -          150,000  $.05-$.07
Exercised                        -          -             -         -
Cancelled or expired          (203,000) $.05-2.50     (100,000)    $.25
                           ----------------------------------------------
Outstanding, end of year     2,980,842  $.05-2.50    3,183,842  $.06-2.50
                           ==============================================

     In February 2004, the Board of Directors of the Company adopted a stock incentive plan(the "2004 Stock Incentive Plan"). Only consultants and members of the Board of Advisors are eligible to participate in this plan. The 2004 Stock Incentive Plan provides that the aggregate number of shares of common stock for which options may be granted thereunder is 600,000 shares. In 2004, the Board awarded options for an aggregate of 525,000 shares to the members of the Board of Advisors under the 2004 Stock Incentive Plan at an exercise price of $.07 to $.10 per share, the market price of the Common Stock on the date of grant. Such options are not included in the tables above.

     Stock option transactions for the 2004 Stock Incentive Option Plan are summarized as follows:

                                   Year Ended December 31,
                                         Exercise             Exercise
                                2005      Price        2004    Price
                           ----------------------------------------------
Outstanding, beginning of
year                           175,000  $.07-$.10
Granted                          -                     525,000  $.07-$.10
Exercised                        -          -             -         -
Cancelled,repurchased
or expired                     (75,000) $.07-$.10     (350,000)    $.07
                           ----------------------------------------------
Outstanding, end of year       100,000    $.07         175,000  $.07-$.10
                           ==============================================

SFAS 123 disclosure:
     During the year ended December 31, 2004, the Board of Directors authorized the issuance of options to purchase 675,000 shares at an average exercise price of $.06 per share. The Board did not authorize the granting of any options in 2005. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 175% and 190% for 2005 and 2004, respectively; risk-free interest rate of 4.5% and 4% for 2005 and 2004, respectively; and expected lives of 10 years.

     Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 123R, the Company's net income and income per share for the year ended December 31, 2005 and 2004 would have been as follows:
                                                    2005            2004
                                                 ---------       -----------
Net loss as reported                            $(183,527)        $(257,950)
Required adjustment to loss                        (6,300)          (10,500)
                                                 ---------       -----------
Net loss pro forma                              $(189,827)        $(268,450)
                                                 =========       ===========
                                             Basic         Fully diluted
Loss per common share - as reported 2005      $(.02)         $(.02)
                                           ==========      =========
Loss per common share - pro forma   2005      $(.02)         $(.02)
                                           ==========      =========
Loss per common share - as reported 2004      $(.03)         $(.03)
                                           ==========      =========
Loss per common share - pro forma   2004      $(.03)         $(.03)
                                           ==========      =========


NOTE 15  -  RELATED PARTY TRANSACTIONS:

     Mr. William Weiss, ("Weiss"), Chief Executive Officer and Treasurer of the Company, receives compensation of $10,000 per month as part of an oral employment arrangement. In lieu of receiving current compensation payments, Mr. Weiss has agreed to the deferred payment of such compensation. During 2002 and for the first three months ended March 31, 2003, Mr. Weiss has assigned payment of the compensation to another company he is affiliated with. At December 31, 2005, the Company has accrued $867,749 in deferred compensation to Mr. Weiss, which is recorded as accrued compensation - related party on the balance sheet. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment of his deferred compensation until subsequent to April 1, 2007.

NOTE 16  -  ROYALTIES:

     During 2005 and 2004, the Company had licensing agreements with five vendors to distribute various software products. The agreements require royalty payments to vendors based on sales volume. At December 31, 2005, all amounts outstanding in regards to these agreements have been included in the accompanying financial statements. For the years ended December 31, 2005 and 2004, the Company paid royalties of $8,535 and $11,752, respectively. As of December 31, 2005, the Company's accrued royalties of approximately $49,000, which is included as accrued expenses on the balance sheet.

NOTE 17  -  EXPORT SALES:

     Export sales were approximately 1% and 2% of the Company's net sales for the years ended December 2005 and 2004, respectively. The foreign countries that the Company primarily deals with are Italy, Nigeria and various other countries.

NOTE 18  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

                                             2005           2004
                                   ------------------------------------
Cash paid for interest                   $    -           $    -
                                   ====================================
Cash paid for state income taxes         $    -           $    -
                                   ====================================
Non cash financing activity-
   Prepaid interest and
   deferred costs                         $92,500          $    -
                                   ====================================

Non cash issuance of warrants
for services                              $   -           $24,000
                                   ====================================

Note 19 - Fair Value of Financial Instruments:

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

Exhibit 10.12
          Agreement, dated December 31, 2005, by and between PaperClip Software, Inc. and William Weiss


                               WILLIAM WEISS

                                                           December 31, 2005
PaperClip Software, Inc.
1 University Plaza
Hackensack , New Jersey 07601

     Reference is hereby made to the $867,749 in "accrued compensation-related party" recorded on the balance sheet appearing in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2005. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to April 1, 2007.



                                                     Sincerely,

                                                     /s/ William Weiss
                                                     William Weiss

Exhibit 23.1


                 CONSENT OF INDEPENDENT REGISITERED PUBLIC ACCOUNTING FIRM

     We consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-04245) of our report dated March 13, 2006, with respect to the financial statements of PaperClip Software, Inc. included in the Annual Report on Form 10-KSB of PaperClip Software, Inc. for the year ended December 31, 2005.

                                          /s/ Sobel & Co., LLC
                                          Certified Public Accountants
March 13, 2006
Livingston, New Jersey

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

Date:    March 30, 2006                  By: /s/ William Weiss
                                         William Weiss
                                         Chief Executive Officer
                                         Principal Financial Officer

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

  - and the information contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 30, 2006                                           By: /s/ William Weiss