Form 10QSB
period 2006-03-31
PAPERCLIP SOFTWARE INCE
filed 2006-05-15
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                         Commission file number 0-26598

                            PAPERCLIP SOFTWARE, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

                                    DELAWARE
                            (State of incorporation)

                                   22-3137907
                            (IRS Employer ID number)

       1 University Plaza
       Hackensack, New Jersey                     07601
    (Address of principal executive offices)  (Zip Code)

                        (201)525-1221
               (Issuer's telephone number)


           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   May 15, 2006
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                7

Item 3. Controls and Procedures                            10

Part II Other Information

Item 5. Other Information                                  10

Item 6. Exhibits                                           10

Signatures                                                 11

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
March 31,2006
(UNAUDITED)

ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                   $      337,223
  Accounts receivable (net of
   allowance for doubtful accounts
   of $89,000)                                        62,290
  Other Current Assets                                38,055
                                                ------------
   Total Current Assets                              437,568
                                                ------------
 EQUIPMENT, FURNITURE AND FIXTURES:
  Computer and office equipment                       51,379
  Furniture and fixtures                               6,056
                                                ------------
                                                      57,435
  Less- Accumulated depreciation                      16,558
                                                ------------
   Equipment, Furniture, and Fixtures, Net            40,877
                                                ------------
 OTHER ASSETS                                          8,506
 DEFERRED FINANCING COSTS, NET                        28,252
                                                ------------
Total assets                                  $      515,203
                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $      423,336
  Taxes payable                                       13,500
  Deferred revenue                                   356,900
  Notes payable - current                            129,691
  Loans payable                                      250,000
                                                ------------
   Total Current Liabilities                       1,173,427
                                                ------------
  Accrued compensation- related party                876,980
                                                ------------
STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
 10,000,000 shares;  $.01 par value; 3,649,543 shares
 issued and outstanding                               36,495
Common stock, authorized 30,000,000
 shares; $.01 par value; issued and
 outstanding 8,196,521 shares                         81,965
Additional paid-in capital                        19,450,318
Accumulated deficit                             (21,103,982)
                                                ------------
 Total Stockholders' Deficiency                  (1,535,204)
                                                ------------
Total liabilities and
 stockholders' deficiency                     $      515,203
                                                ============
See notes to condensed financial statements
                          -1-

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,

                                             2006         2005
                                           ---------  ------------
NET SALES                                $   348,251  $   413,283
                                           ---------  ------------

OPERATING EXPENSES:
Research and development expenses            131,164      132,151
Selling expenses                             215,253      231,026
General and administrative expenses          143,299      130,493
                                           ---------  ------------
     Total operating expenses                489,716      493,670
                                           ---------  ------------


 Loss from operations                      (141,465)      (80,387)
                                           ---------  ------------

OTHER INCOME (EXPENSE):
Extinguishment of accounts payable              -           4,100
Interest expense                            (18,462)       (3,800)
Interest income                                1,953          131
                                           ---------  ------------
      Total other income (expense), Net     (16,509)          431
                                           ---------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES     (157,974)      (79,956)

Provision for income taxes                     -             -
                                           ---------  ------------

Net loss                                 $ (157,974)   $  (79,956)
                                           =========  ============

LOSS PER COMMON SHARE
 Basic and fully diluted                 $    (0.02)$       (0.01)
                                           =========  ============


WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING
 Basic and fully diluted                   8,196,521    8,196,521
                                           =========  ============



See notes to condensed financial statement

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                           THREE MONTHS ENDED MARCH 31,
                                             2006        2005
                                           --------  ------------
OPERATING ACTIVITIES:
Net loss                                 $ (157,974)  $  (79,956)
Adjustments to reconcile net loss
 to net cash (used for)
 operating activities-
Depreciation                                 2,550         1,960
Extinguishment of accounts payable                        (4,100)
Accrued interest on convertible note         3,900         3,900
Increase in accrued compensation to related  9,231         5,769
Amortization of prepaid interest & deferred 14,562           -
Change in operating assets and liabilities:
 Accounts receivable                       137,763       (17,898)
 Prepaid expenses                                        (12,142)
 Other current assets                       (3,759)          -
 Other assets                               13,500           -
 Accounts payable and accrued expenses     (15,842)      (21,748)
 Deferred revenue                          (42,800)       14,200
                                           --------  ------------
Net cash used for
 operating activities                      (38,869)     (110,015)

INVESTING ACTIVITIES -- Purchases of
 equipment, furniture and fixtures          (8,447)      (16,375)

FINANCING ACTIVITIES:
 Net proceeds from loans payable              -          100,000
                                           --------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS  (47,316)      (26,390)

CASH AND CASH EQUIVALENTS
Beginning of period                        384,539       374,931
                                          --------   ------------
                                         $ 337,223    $  348,541
End of period                             ========   ============


See notes to condensed financial statements
                       -3-

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

NOTE A - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

     PaperClip Software, Inc. (formerly known as PaperClip Imaging Software, Inc.) located in Hackensack, New Jersey, ("PaperClip" or the "Company"),a Delaware corporation, incorporated in October, 1991, is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private Intranet with interoperability, security and tracking capabilities. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operation for such interim periods are not necessarily indicative of results of operation for a full year or for any other period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management's discussion and analysis of financial conditions included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the "SEC").

NOTE B -  Summary  of  Significant  Accounting  Policies

     The significant accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2005 Form 10-KSB.

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

NOTE D - GOING CONCERN
     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of March 31, 2006, current liabilities exceeded current assets by $735,859 and total liabilities exceeded total assets by $1,535,204. These factors as well as uncertain conditions the Company faces regarding continued negative trends for sales, operating income, net income and cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

Note E- INVESTMENT BANKING AGREEMENT AND LOAN PAYABLE:

     On October 29, 2004, the Company signed an investment banking agreement with Sloan Securities Corp. (together with its affiliates, "Sloan") to raise capital for the Company. In connection with such engagement, the Company issued two-year warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The Warrants vested as to 425,000 shares on the date of issuance and as to the remaining 75,000 shares at such time that a financing is consummated in which at least 1,400,000 shares of common stock or common stock equivalents are issued to investors introduced to the Company by Sloan. The Company recorded the 425,000 warrants on the balance sheet as deferred financing costs at a value of $24,000.

     On March 31, 2005 and April 8, 2005 the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees to Sloan in the aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company has received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company has recorded a $250,000 loan payable on its March 31, 2006 balance sheet based on its understanding of the intent of the parties that such $157,000 aggregate amount represents net proceeds to the Company, after prepaid interest and financing costs, of a $250,000 loan to the Company, by such investors. The Company has also reserved 625,000 shares for issuance upon exercise of the warrants that were to be issued in connection with the $250,000 financing. The Company has been unable to obtain executed documents from the investors or Sloan or definite confirmation of their intent regarding the funds. The Company has accounted for the loan as short-term indebtedness.

     On May 12, 2006, the Company, the investors and Sloan entered into a letter agreement, pursuant to which the Company returned to the investors the aggregate $157,500 amount that had been extended to the Company, in exchange for the release by the investors of any interest they may have had under any documents (whether in draft or executed form) relating to the $157,500 amount, including, without limitation, any promissory note, warrant, securities purchase agreement, security agreement and registration rig hts agreement. Any such agreements have no force or effect from and after May 12, 2006.

Note F- Reclassifications

     The Statement of Operations for the three months ended March 31, 2005 include reclassifications of expenses to conform to the classification for the three months ended March 31, 2006.

Note G- Accounting for Share Based Payments:

     Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, with fair value presented on a proforma basis, as provided in SFA 123, as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company is accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005 an d applies to all outstanding and invested stock based awards at a company's adoption date. In computing the impact, the fair value of each option is estimated at the date of grant based on the Black-Scholes option-pricing model utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards vesting. The impact of applying SFAS No. 123R was deemed negligible during the first quarter of 2006.

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

Results of  Operations
Three Months Ended March 31, 2006 Compared with Three Months
Ended March 31, 2005

     Net sales of the Company decreased by $65,032 or 16% to $348,251 for the three months ended March 31, 2006 from $413,283 for the three months ended March 31, 2005. The decrease was primarily due to a decrease in revenues from the sale of its products.

     Research and development expenses decreased by $987 or 1% to $131,164 for the three months ended March 31, 2006 from $132,151 for the three months ended March 31, 2005. The decrease is not considered significant.

     Selling expenses decreased by $15,773 or 7% to $215,253 for the three months ended March 31, 2006 from $231,026 for the three months ended March 31, 2005. The decrease resulted from a decrease in commissions.

     General and administrative expenses increased by $12,806 or 10% to $143,299 for the three months ended March 31, 2006 from $130,493 for the three months ended March 31, 2005. The increase was primarily due to a increase in employee benefits expense.

     Other income (expense) decreased by $16,940 to $(16,509) for the three months ended March 31, 2006 from $431 for the three months ended March 31, 2005. The decrease was primarily due to the amortization of interest resulting from the loans payable as described in Note E to the financial statements.

     For the three months ended March 31, 2006 and 2005, there was no provision for income taxes, as the Company had a net operating loss in each such period.

     Net loss increased by $78,018 to $(157,974) for the three months ended March 31, 2006 from $(79,956) for the three months ended March 31, 2005. The increase was due to a decrease in sales, an increase in employee benefits expense, an increase in interest expense, partially offset by a decrease in commissions.

Liquidity and Capital Resources
March 31, 2006 Compared with December 31, 2005

     As of March 31, 2006, the Company had an accumulated deficit of $21,103,982. The Company had a working capital deficit of $735,859 and $601,781 as of March 31, 2006, and December 31, 2005, respectively. Included in current liabilities are deferred revenues of approximately $356,900 and $399,700, as of March 31, 2006, and December 31, 2005, respectively, such amounts representing liabilities that will not require the use of cash. If such non-cash amounts were not included in current liabilities, then current liabilities would exceed current assets by approximately $378,959 and $202,081,as of March 31, 2006, and December 31, 2005, respectively.

     Presently, the Company funds working capital from revenues it receives from the sale of its products. For the remainder of 2006, the Company anticipates that it will need approximately $1,500,000 in order to fund its operations. The Company's management believes that the Company will be able to meet its anticipated cash requirements through the end of 2006 through a combination of cash from the sale of its products, cost reduction initiatives to be implemented as necessary (which initiatives the Company expects would be primarily related to the Company's sales and marketing activities), and cash on hand. The Company's ability to fund its operations is subject to broader acceptance of its product lines, its ability to continue to realize revenues from its largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein. There can be no assurance that the Company will generate enough cash from the sale of its products, or that the Company will be successful in implementing any cost reduction initiatives that may be undertaken, to meet its anticipated cash requirements for the remainder of 2006. If the Company does not generate enough cash to meet its requirements for the remainder of 2006, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.
                                    -8-

     As of March 31, 2006, the Company had aggregate liabilities of approximately $2 million. Such amount of aggregate liabilities includes (i) $356,900 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $436,836 in accounts payable, accrued expenses, and taxes payable, (iii) $129,691 in notes payable which were issued more than six years ago, and (iv)loans payable of $250,000. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $876,980 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 876,980 of his deferred compensation until subsequent to May 1, 2007.

     See Note E to the Financial Statements for a description of certain capital raised by the Company during 2005. As described in greater detail therein, on March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the net amounts of $100,000 and $57,500, respectively, in connection with an investment in the Company in the aggregate principal amount of $250,000. On May 12, 2006, the Company, the investors and Sloan entered into a letter agreement, pursuant to which the Company returned to the investors the aggregate $157,500 amount that had been extended to the Company, in exchange for the release by the investors of any interest they may have had under any documents (whether in draft or executed form) relating to the $157,500 amount, including, without limitation, any promissory note, warrant, securities purchase agreement, security agreement and registration rights agreement. Any such agreements have no force or effect from and after May 12, 2006.

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

Internal Control Over Financial Reporting

     During the quarter ended March 31, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II
OTHER INFORMATION

Item 5.   Other Information

     See Note E to the Financial Statements for a description of certain capital raised by the Company during 2005. As described in greater detail therein, on March 30, 2005 and April 8, 2005, the Company received funds from a group of accredited investors in the net amounts of $100,000 and $57,500, respectively, in connection with an investment in the Company in the aggregate principal amount of $250,000. On May 12, 2006, the Company, the investors and Sloan entered into a letter agreement , pursuant to which the Company returned to the investors the aggregate $157,500 amount that had been extended to the Company, in exchange for the release by the investors of any interest they may have had under any documents (whether in draft or executed form) relating to the $157,500 amount, including, without limitation, any promissory note, warrant, securities purchase agreement, security agreement and registration rights agreement. Any such agreements have no force or effect from and after May 12, 20 06.

Item 6.   Exhibits


10.1 Agreement, dated April 1, 2006, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



         Date: May 15, 2006

                                   EXHIBIT 10.15

                                   WILLIAM WEISS



April 1, 2006

PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $876,980 in "accrued compensation-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc. for the quarter ended March 31, 2006. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to May 1, 2007.


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

Date:  May 15, 2006                                 By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company.





May 15, 2006                        BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer and
                                    Principal Financial Officer