Form 10QSB
period 2006-06-30
PAPERCLIP SOFTWARE INCE
filed 2006-08-10
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   August 10, 2006
Common Stock, $.01 par value            8,196,521

Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                7

Item 3. Controls and Procedures                            11

Part II Other Information

Item 5. Other Information                                  12

Item 6. Exhibits                                           12

Signature                                                  13

PAPERCLIP SOFTWARE, INC.
BALANCE SHEET
June 30,2006
(UNAUDITED)

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                         $       154,041
    Accounts receivable (net of
      allowance for doubtful accounts
      of $89,000)                                             173,571
    Other Current Assets                                        4,028
                                                         -------------
      Total Current Assets                                    331,640
                                                         -------------
  EQUIPMENT, FURNITURE AND FIXTURES:
    Computer and office equipment                              54,220
    Furniture and fixtures                                      6,056
                                                         -------------
                                                               60,276
    Less- Accumulated depreciation                             19,108
                                                         -------------
      Equipment, Furniture, and Fixtures, Net                  41,168
                                                         -------------
  OTHER ASSETS                                                  8,506
                                                         -------------
Total assets                                          $       381,314
                                                         =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $       456,033
    Taxes payable                                              13,500
    Deferred revenue                                          399,700
    Notes payable - current                                   129,691
                                                           -------------
      Total Current Liabilities                               998,924

    Accrued compensation- related party                       888,672

STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
  10,000,000 shares;  $.01 par value; 3,649,543 shares
  issued and outstanding                                       36,495
Common stock, authorized 30,000,000
  shares; $.01 par value; issued and
  outstanding 8,196,521 shares                                 81,965
Additional paid-in capital                                 19,450,318
Accumulated deficit                                       (21,075,060)
                                                         -------------
  Total Stockholders' Deficiency                           (1,506,282)
                                                         -------------
Total liabilities and
  stockholders' deficiency                            $       381,314
                                                         =============
See notes to condensed financial statements
                                -1-

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

                                    THREE MONTHS ENDED JUNE SIX MONTHS ENDED JUNE 30

                                         2006        2005          2006        2005
                                    ---------- -----------  ------------ -----------
NET SALES                            $443,175    $439,435      $791,426    $852,718
                                    ---------- -----------  ------------ -----------

OPERATING EXPENSES:
Research and development expenses     129,286     128,410       260,450     260,561
Selling expenses                      175,139     221,255       390,392     452,281
General and administrative expenses   141,202     142,015       284,501     272,508
                                    ---------- -----------  ------------ -----------
     Total operating expenses         445,627     491,680       935,343     985,350
                                    ---------- -----------  ------------ -----------


LOSS FROM OPERATIONS                   (2,452)    (52,245)     (143,917)   (132,632)
                                    ---------- -----------  ------------ -----------

OTHER INCOME (EXPENSE):
Extinguishment of payable               -           -            -            4,100
Settlement of loan payable, net        41,529       -            41,529       -
Interest expense                      (11,181)    (18,462)      (29,643)    (22,262)
Interest income                         1,026         162         2,979         293
                                    ---------- -----------  ------------ -----------
     Total other income(expense),net   31,374     (18,300)       14,865     (17,869)
                                    ---------- -----------  ------------ -----------

NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES            28,922     (70,545)     (129,052)   (150,501)

Provision for income taxes              -           -            -            -
                                    ---------- -----------  ------------ -----------

NET INCOME (LOSS)                     $28,922    ($70,545)    ($129,052)  ($150,501)
                                    ========== ===========  ============ ===========

BASIC AND FULLT DILUTED
  INCOME (LOSS) PER COMMON SHARE         0.00       (0.01)        (0.02)      (0.02)
                                    ========== ===========  ============ ===========

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING           8,196,521   8,196,521     8,196,521   8,196,521
                                    ========== ===========  ============ ===========

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED

                                                      2006             2005
                                                  ---------      -----------
OPERATING ACTIVITIES:
Net loss                                         $(129,052)     $  (150,501)
Adjustments to reconcile net loss
  to net cash used for
  operating activities-
Depreciation                                         5,100            3,920
Extinguishment of accounts payable                   -               (4,100)
Settlement of loan payable                         (41,529)         -
Interest on loan payable                            21,843          -
Increase in accrued compensation to related party   20,923           15,000
Interest on loan payable                             -               14,562
(Increase) decrease in:
  Accounts receivable                               26,482         (107,647)
  Other current assets                                 268          (60,000)
  Security deposit                                  13,500          -
Increase (decrease) in:
  Accounts payable and accrued expenses             16,855           20,897
  Accrued interest on convertible debt               3,900            7,800
  Deferred revenues                                  -               11,000
                                                  ---------      -----------
Net cash used for
  operating activities                             (61,710)        (249,069)
                                                  ---------      -----------
INVESTING ACTIVITIES-Purchases of
  equipment, furniture and fixtures                (11,288)         (17,864)
                                                  ---------      -----------


FINANCING ACTIVITIES:
  Payment/proceeds of loan payable                (157,500)         250,000
  Deferred finance cost                              -              (32,500)
                                                  ---------      -----------
Net cash (used for) provided by financing
   activities                                     (157,500)         217,500
                                                  ---------      -----------


DECREASE  IN CASH                                 (230,498)         (49,433)

CASH AND CASH EQUIVALENTS
Beginning of period                                384,539          374,931
                                                  ---------      -----------
End of period                                    $ 154,041      $   325,498
                                                  ---------      -----------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                        -              -
                                                  ---------      -----------

Taxes paid                                           -              -
                                                  ---------      -----------
See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

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

NOTE D - GOING CONCERN
     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of June 30, 2006, current liabilities exceeded current assets by $667,284 and total liabilities exceeded total assets by $1,506,282. These factors as well as uncertain conditions the Company faces regarding continued negative trends for sales, operating income, net income and cash flows, raise substantial doubt about the Company's ability to continue as a going concern.

Note E- INVESTMENT BANKING AGREEMENT; TERMINATION OF LOAN PAYABLE:

     On October 29, 2004, the Company signed an investment banking agreement with Sloan Securities Corp. (together with its affiliates, "Sloan") to raise capital for the Company. In connection with such engagement, the Company issued two-year warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The warrants entitle the holder thereof to certain registration rights. The warrants vested as to 425,000 shares on the date of issuance, but will not vest as to the remaining 75,000 shares as the requisite financing contemplated by the investment banking agreement was never consummated. The Company recorded the 425,000 warrants on the balance sheet as deferred financing costs at a value of $24,000.

     On March 31, 2005 and April 8, 2005 the Company received funds from a group of accredited investors in the amounts of $100,000 and $57,500, respectively, in anticipation of the execution of definitive documentation with such investors. Documents had been fully negotiated in anticipation of a financing for gross proceeds of between $500,000 and $1,200,000. While the Company executed certain documents prior to its receipt of the funds, the documents were to be held in escrow pending a final transaction and the Company never received countersigned agreements from the investors. Under the terms of the negotiated transaction, the invested funds were to be in the form of a two year loan, secured by a lien on the Company's assets, with interest at the rate of 12% per annum prepaid for the entire period, and financing fees to Sloan in the aggregate amount equal to 13% of the gross proceeds raised. Warrants to purchase 200,000 shares and 50,000 shares were also to be issued to the investors and Sloan, respectively, for each $100,000 of the financing. One half of such warrants were to be exercisable at $0.20 per share, and the other half of such warrants were to be exercisable at $0.25 per share. In a letter agreement dated March 31, 2005, Sloan and the investors agreed that they would not enforce their registration rights related to shares of common stock issuable upon exercise of the warrants until such time as the Company had received an aggregate of $500,000 of gross proceeds through the issuance of notes. The Company had been unable to obtain executed documents from the investors or Sloan or definite confirmation of their intent regarding the funds. The Company had accounted for the loan as short-term indebtedness.

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


Note F- Accounting for Share Based Payments:

     Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, with fair value presented on a proforma basis, as provided in SFA 123, as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company began accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005 and applies to all outstanding and invested stock based awards at a company's adoption date. In computing the impact, the fair value of each option is estimated at the date of grant based on the Black-Scholes option-pricing model utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards vesting. The impact of applying SFAS No. 123R was deemed negligible during the first six months of 2006.

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

Results of  Operations
Three Months and Six Months Ended June 30, 2006 Compared with Three Months and Six Months Ended June 30, 2005

     Net sales of the Company increased by $3,740 or 1% to $443,175 for the three months ended June 30, 2006 from $439,435 for the three months ended June 30, 2005 and decreased by $61,292 or 7% to $791,426 for the six months ended June 30, 2006 from $852,718 for the six months ended June 30, 2005. The decrease for the six months ended June 30, 2006 was due to a decrease in sales of the Company's products.

     Research and development expenses increased by $876 or 1% to $129,286 for the three months ended June 30, 2006 from $128,410 for the three months ended June 30, 2005 and decreased by $111 or .04% to $260,450 for the six months ended June 30, 2006 from $260,561 for the six months ended June 30, 2005. The changes are not considered significant.

     Selling expenses decreased by $46,116 or 21% to $175,139 for the three months ended June 30, 2006 from $221,255 for the three months ended June 30, 2005 and decreased by $61,889 or 14% to $390,392 for the six months ended June 30, 2006 from $452,281 for the six months ended June 30, 2005. The decrease resulted from a decrease in commissions and exhibition expenses.

     General and administrative expenses decreased by $813 or .5% to $141,202 for the three months ended June 30, 2006 from $142,015 for the three months ended June 30, 2005 and increased by $11,993 or 4% to $284,501 for the six months ended June 30, 2006 from $272,508 for the six months ended June 30, 2005. The increase for the six month period was primarily due to an increase in employee benefits expense partially offset by a decrease in rent expense.


     Other income (expense) increased by $49,674 to $31,374 for the three months ended June 30, 2006 from ($18,300) for the three months ended June 30, 2005, and increased by $32,734 to $14,865 for the six months ended June 30, 2006 from $(17,869) for the six months ended June 30, 2005. The increases were primarily due to the settlement of a loan payable.

     For the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005, there was no provision for income taxes, as the Company had a net operating loss in each such period.

     Net income (loss) increased by $99,467 to a net income of $28,922 for the three months ended June 30, 2006 from a net loss of ($70,545) for the three months ended June 30, 2005 and increased by $21,449 to ($129,052) for the six months ended June 30, 2006 from ($150,501) for the six months ended June 30, 2005. The increases were primarily due to decreases in commission and exhibition expense, and settlement of a loan payable.

Liquidity and Capital Resources
June 30, 2006 Compared with December 31, 2005

     As  of  June  30,  2006,  the  Company  had  an  accumulated   deficit  of
$21,075,060. The Company had a working capital deficit of $667,284 and $601,781 as of June 30, 2006, and December 31, 2005, respectively. Included in current
liabilities are deferred revenues of approximately   $399,700, as of
June 30, 2006, and December 31, 2005, respectively, such amounts representing liabilities that will not require the use of cash. If such non-cash amounts were not included in current liabilities, then current liabilities would exceed current assets by approximately $267,584 and $202,081,as of June 30, 2006, and December 31, 2005, respectively.

     Presently, the Company funds working capital from revenues it receives from the sale of its products. For the remainder of 2006, the Company anticipates that it will need approximately $1,000,000 in order to fund its operations. The Company's management believes that the Company will be able to meet its anticipated cash requirements through the end of 2006 through a combination of cash from the sale of its products, cost reduction initiatives to be implemented as necessary (which initiatives the Company expects would be primarily related to the Company's sales and marketing activities), and cash on hand. With respect to such cost reduction initiatives, the Company eliminated one sales position and one technical support position after the conclusion of the second quarter. The Company's ability to fund its operations is subject to broader acceptance of its product lines, its ability to continue to realize revenues from its largest customers, product performance, competitive forces, sales efforts of resellers, the absence of unanticipated expenses and other factors identified herein. There can be no assurance that the Company will generate enough cash from the sale of its products, or that the Company will be successful in implementing any cost reduction initiatives that may be undertaken, to meet its anticipated cash requirements for the remainder of 2006. If the Company does not generate enough cash to meet its requirements for the remainder of 2006, the Company will not have sufficient working capital to satisfy its liabilities, develop new products or implement its marketing and sales initiatives, which may result in a loss of sales and would have a material adverse effect on the Company.

     As of June 30, 2006, the Company had aggregate liabilities of approximately $1.9 million. Such amount of aggregate liabilities includes (i) $399,700 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) $469,533 in accounts payable, accrued expenses, and taxes payable, and (iii) $129,691 in notes payable which were issued more than six years ago. Such liabilities also include loans payable-related party, which relates to deferred compensation of approximately $888,672 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $ 888,672 of his deferred compensation until subsequent to August 1, 2007.

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

Internal Control Over Financial Reporting

     During the quarter  ended June 30,  2006,  there has been no change in the
Company's  internal  control  over  financial   reporting  that  has  materially
affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

     In 2004, the Company commenced a lawsuit against Lumtron, one of the largest customers of the Company, in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $93,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. An arbitration proceeding relating to this dispute concluded in late July 2006, and the Company is awaiting the results of such proceeding.

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

Item 6.   Exhibits


10.1 Agreement, dated July 1, 2006, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        BY   /s/ William Weiss
        William Weiss, Chief Executive
        Officer and Principal
        Financial Officer



         Date: August 10, 2006

                                   EXHIBIT 10.15

                                   WILLIAM WEISS



July 1, 2006

PaperClip Software, Inc.
611 Route 46 West
Hasbrouck Heights, NJ 07604


     Reference is hereby made to the $888,672 in "accrued compensation-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc. for the quarter ended June 30, 2006. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to August 1, 2007.


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

Date:  August 10, 2006                              By: /s/ William Weiss
                                                    William Weiss
                                                    Chief Executive Officer
                                                    Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
        CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Chief Executive Officer and Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company.





August 10, 2006                     BY   /s/ William Weiss
                                    William Weiss
                                    Chief Executive Officer
                                    Principal Financial Officer