Form 10QSB
period 2006-09-30
PAPERCLIP SOFTWARE INCE
filed 2006-11-14
CIK 946112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

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

           (Applicable only to Corporate Issuers)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   November 14, 2006
Common Stock, $.01 par value               30,000,000
Transitional Small Business Disclosure Format (check one):
Yes ___   No   X

        PAPERCLIP SOFTWARE, INC.



                 INDEX


                                                           Page #
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheet                             1

        Condensed Statements of Operations                  2

        Condensed Statements of Cash Flows                  3

        Notes to Condensed Financial Statements             4

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                7

Item 3. Controls and Procedures                            11

Part II Other Information


Item 6. Exhibits                                           15

Signature                                                  16

Item 1.     Financial Statements

PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEET
September 30, 2006
(UNAUDITED)


ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                     $228,783
  Accounts receivable (net of
   allowance for doubtful accounts
   of $89,000)                                   137,938
  Other current assets                             4,028
                                              ----------
   Total Current Assets                          370,749
                                              ----------
 EQUIPMENT, FURNITURE AND FIXTURES:
  Computer and office equipment                   57,659
  Furniture and fixtures                           6,056
                                              ----------
                                                  63,715
  Less- Accumulated depreciation                  21,658
                                              ----------
   Equipment, Furniture, and Fixtures, Net        42,057

 OTHER ASSETS                                      8,506
                                              ----------
Total assets                                    $421,312
                                              ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $335,670
  Taxes payable                                   13,500
  Deferred revenue                               387,530
  Notes payable - current                        129,691
                                              ----------
   Total Current Liabilities                     866,391

  Accrued compensation- related party            906,749


STOCKHOLDERS' DEFICIENCY:
Convertible Series A, preferred stock, authorized
 10,000,000 shares;  $.01 par value;
 3,649,543 shares issued and outstanding          36,495
Common stock, authorized 30,000,000
 shares; $.01 par value; issued and
 outstanding 8,196,521 shares                     81,965
Additional paid-in capital                    19,450,318
Accumulated deficit                           (20,920,60
                                              ----------
 Total Stockholders' Deficiency               (1,351,828
                                              ----------
Total liabilities and
 stockholders' deficiency                       $421,312
                                              ==========

See notes to condensed financial statements
                          -1-

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

                                    THREE MONTHS ENDED SEPT 30,   NINE MONTHS ENDED SEPT 30,
                                           2006         2005            2006         2005
                                       ---------  -----------    ------------  -----------
NET SALES                              $503,663     $436,400      $1,295,089   $1,289,118
                                       ---------  -----------    ------------  -----------

OPERATING EXPENSES:
Research and development expenses       109,720      108,800         370,170      369,361
Selling expenses                        113,722      165,449         504,114      617,730
General and administrative expenses     122,808      173,283         407,309      445,791
                                       ---------  -----------    ------------  -----------
     Total operating expenses           346,250      447,532       1,281,593    1,432,882
                                       ---------  -----------    ------------  -----------


INCOME (LOSS) FROM OPERATIONS           157,413      (11,132)         13,496     (143,764)
                                       ---------  -----------    ------------  -----------

OTHER INCOME (EXPENSE):
Extinguishment of debt (net of expenses)   -           -              -             -
Extinguishment of accounts payable         -           -              -             4,100
Settlement of loan payable, net            -           -              41,529        -
Interest expense                         (3,900)     (18,462)        (33,543)     (40,724)
Interest income                             941          245           3,920          538
                                       ---------  -----------    ------------  -----------
      Total other income (expense),net   (2,959)     (18,217)         11,906      (36,086)
                                       ---------  -----------    ------------  -----------

NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES             154,454      (29,349)         25,402     (179,850)

Provision for income taxes                 -           -              -             -
                                       ---------  -----------    ------------  -----------

NET INCOME (LOSS)                      $154,454     ($29,349)        $25,402    ($179,850)
                                       =========  ===========    ============  ===========

INCOME (LOSS) PER COMMON SHARE
  Basic                                   $0.02       ($0.00)          $0.00       ($0.02)
                                       =========  ===========    ============  ===========
  Fully diluted                           $0.01       ($0.00)          $0.00       ($0.02)
                                       =========  ===========    ============  ===========

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
  Basic                                8,196,521    8,196,521       8,196,521    8,196,521
                                      ==========  ===========     ===========  ===========
  Fully diluted                       11,846,064   11,846,064      11,846,064   11,846,064
                                      ==========  ===========     ===========  ===========

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

                                                2006                2005
                                              ---------          -----------
OPERATING ACTIVITIES:
Net income (loss)                            $  25,402          $  (179,850)
Adjustments to reconcile net income (loss)
  to net cash used for
  operating activities-
Depreciation                                     7,650                5,880
Extinguishment of accounts payable                -                  (4,100)
Settlement of loan payable                     (41,529)               -
Interest on loan payable                        21,843               29,124
Accrued interest on convertible debt            11,700               11,800
Increase in accrued compensation to
  related party                                 39,000               40,961
(Increase) decrease in:
  Accounts receivable                           62,115               (9,607)
  Other current assets                             268              (64,296)
  Other assets                                    -                  (8,506)
  Security deposit                              13,500                -
Increase (decrease) in:
  Accounts payable and accrued expenses       (111,308)             (11,166)
  Deferred revenues                            (12,170)            (106,000)
                                              ---------          -----------
Net cash provided by (used for)
  operating activities                          16,471             (295,760)
                                              ---------          -----------
INVESTING ACTIVITIES-Purchases of
  equipment, furniture and fixtures            (14,727)             (17,864)
                                              ---------          -----------


FINANCING ACTIVITIES:
  (Payment) proceeds of loan payable          (157,500)             250,000
  Deferred finance cost                           -                 (32,500)
                                              ---------          -----------
Net cash (used for) provided by
 financing activities                         (157,500)             217,500
                                              ---------          -----------


DECREASE  IN CASH AND CASH EQUIVALENT         (155,756)             (96,124)

CASH AND CASH EQUIVALENTS
Beginning of period                            384,539              374,931
                                              ---------          -----------
End of period                                $ 228,783          $   278,807
                                              ---------          -----------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                       -                  -
                                              ---------          -----------
 Taxes paid                                        -                  -
                                              ---------          -----------

See notes to condensed financial statements

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and
Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. The results of operation for such interim periods are not necessarily indicative of results of operation for a full year or for any other period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto and management's discussion and analysis of financial conditions included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the "SEC"). The financial statements are presented on the accrual basis.

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

NOTE D - GOING CONCERN
     As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of September 30, 2006, current liabilities exceeded current assets by approximately $496,000 and total liabilities exceeded total assets by approximately $1,352,000. These factors raise doubt about the Company's ability to continue as a going concern.

Note E- INVESTMENT BANKING AGREEMENT; TERMINATION OF LOAN PAYABLE:

     On October 29, 2004, the Company signed an investment banking agreement with Sloan Securities Corp. (together with its affiliates, "Sloan") to raise capital for the Company. In connection with such engagement, the Company issued two-year warrants to Sloan to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.10 per share. The warrants expired under their terms on October 29, 2006. The warrants had vested as to 425,000 shares on the date of issuance, but did not vest as to the remaining 75,000 shares as the requisite financing contemplated by the investment banking agreement was never consummated. The Company recorded the 425,000 warrants on the balance sheet as deferred financing costs at a value of $24,000.

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

Note F- Accounting for Share Based Payments:

     Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, with fair value presented on a proforma basis, as provided in SFAS No. 123, as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company began accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005 and applies to all outstanding and invested stock based awards at a company's adoption date. In computing the impact, the fair value of each option is estimated at the date of grant based on the Black-Scholes option-pricing model utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards vesting. The impact of applying SFAS No. 123R was deemed negligible during the first nine months of 2006.

Note G - Stock Purchase and Share Exchange Agreement

     On November 6, 2006, the Company entered into a Stock Purchase and Share Exchange Agreement (as amended on November 9, 2006 and as may be subsequently amended from time to time, the "Share Exchange Agreement") with American Sunrise International, Inc., a Delaware corporation ("ASI"), Jilin Dongsheng Weiye Science and Technology Co., Ltd., a limited liability company organized under the laws of the People's Republic of China and a wholly-owned subsidiary of ASI ("Dongsheng"), and the ASI Shareholders party thereto (the "ASI Shareholders"). On November 9, 2006 (the "Closing Date"), the Company acquired 100% of the issued and outstanding capital stock of ASI owned by the ASI Shareholders, thereby making ASI a wholly-owned subsidiary of the Company, in consideration for a cash payment of $280,000 and in exchange for the issuance of (i) 18,153,934 shares of the Company's common stock and (ii) 1,762,472 shares of the Company's newly-designated Series B Convertible Preferred Stock, of which series each share will convert into 500 shares of the Company's common stock (upon the increase of the Company's authorized common stock to an appropriate amount to satisfy full conversion of all Series B Convertible Preferred Stock shares). After giving effect to the transactions contemplated by the Share Exchange Agreement (the "Transaction"), the ASI Shareholders and the former shareholders of the Company own 98.7% and 1.3%, respectively, of the Company's common stock on a fully-diluted basis, thereby resulting in a substantial dilution to the Company's shareholders of record as of November 6, 2006 (the "Historic PaperClip Shareholders") and constituting a change in control of the Company. In connection with the Transaction, the Company is to convey its current business, assets and liabilities to a newly-formed wholly-owned subsidiary ("Spinco"), the shares of which will be paid as a dividend to the Historic PaperClip Shareholders. It is anticipated that the distribution of Spinco shares to the Historic PaperClip Shareholders will be a taxable transaction.

     It is intended that, subsequent to the making of certain filings with the SEC, Spinco will cease to be a public reporting company and Spinco's duty to file periodic reports with the SEC will be suspended. Information regarding Spinco's operations and financial results that is currently available to the general public and the Historic PaperClip Shareholders will not be available after Spinco has terminated the registration of the Common Stock. Upon Spinco's suspension of filing reports with the SEC, investors seeking information about Spinco will have to contact Spinco directly to receive such information. Spinco may or may not provide investors with requested information.

     On the Closing Date, William Weiss, D. Michael Bridges, and Michael Suleski delivered to the Company resignations from the Board of Directors of the Company which will become effective on the date that is 10 calendar days after the Company mails an Information Statement prepared pursuant to Rule 14f-1 under the Securities Exchange Act of 1934, as amended, relating to the Share Exchange Agreement, and Aidong Yu, Huizhu Xie and Dekui Wang were appointed to the Board of Directors of the Company. On the Closing Date, Michael Suleski (Vice President, Engineering and Secretary)and D. Michael Bridges (President), resigned, and the following persons were appointed as officers of the Company:
Aidong Yu (Chief Executive Officer and Chief Financial Officer), Huizhu Xie (General Manager) and Dekui Wang (Vice President). Aidong Yu's appointment as Chief Financial Officer is effective as of November 15, 2006. On the Closing Date, William Weiss resigned from his position as Chief Executive Officer but will remain Principal Financial Officer through November 15, 2006, at such time Aidong Yu will continue as Chief Financial Officer.

     The Share Exchange Agreement provides for William Weiss to use his reasonable best efforts, until December 9, 2006 (the "Settlement Date") to (i) cause the holders of the 3,649,543 shares of Series A Preferred Stock, par value $.01 per share, to convert their shares into shares of common stock with the written consent of ASI, and (ii) cause the holders of all outstanding stock options, rights, warrants and convertible notes (including the Company's currently outstanding convertible notes, in the principal amount of $129,691) to cancel or exchange such instruments for shares of the Company's common stock with the written consent of ASI. The Share Exchange Agreement also provides for William Weiss to assist new management of the Company, its auditors and counsel with the Company's SEC reporting obligations and financial statements for a period of twelve months from the Closing Date.

     The acquisition of ASI will be accounted for under the purchase method of accounting as there has been a change in control of the Company. The financial statements of the acquired business and pro forma financial information required by Regulation S-B Items 310(c) and (d), respectively, were furnished on the Current Report on Form 8-K filed by the Company on November 9, 2006.

Item 2  Management's Discussion and Analysis or Plan of Operation

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

     As described in greater detail below under the subheading "Stock Purchase and Share Exchange Agreement" and as previously reported in a Current Report filed by the Company on November 9, 2006, the Company's business, financial condition and outlook with regard to liquidity and capital resources was impacted substantially by a change in control transaction that was consummated on November 9, 2006.


Results of Operations

Three Months and Nine Months Ended September 30, 2006 Compared with Three Months and Nine Months Ended September 30, 2005


     Net sales of the Company increased by $67,263 or 15% to $503,663 for the three months ended September 30, 2006 from $436,400 for the three months ended September 30, 2005 and increased by $5,971 to $1,295,089 for the nine months ended September 30, 2006 from $1,289,118 for the nine months ended September 30, 2005. The increases were primarily due to an increase in revenues from annual support and upgrade assurances and an increase in sales of the Company's products.

     Research and development expenses increased by $920 or 1% to $109,720 for the three months ended September 30, 2006 from $108,800 for the three months ended September 30, 2005 and increased by $809 to $370,170 for the nine months ended September 30, 2006 from $369,361 for the nine months ended September 30, 2005. The increases were primarily due to an increase in depreciation of equipment.

     Selling expenses decreased by $51,727 or 31% to $113,722 for the three months ended September 30, 2006 from $165,449 for the three months ended September 30, 2005 and decreased by $113,616 or 18% to $504,114 for the nine months ended September 30, 2006 from $617,730 for the nine months ended September 30, 2005. The decreases were primarily due to a decrease in sales personnel and exhibition expenses.

     General and administrative expenses decreased by $50,475 or 29% to $122,808 for the three months ended September 30, 2006 from $173,283 for the three months ended September 30, 2005 and by $38,482 or 9% to $407,309 for the nine months ended September 30, 2006 from $445,791 for the nine months ended September 30, 2005. The decreases were primarily due to a decrease in professional fees.

     Other income (expense) increased by $15,258 to ($2,959) for the three months ended September 30, 2006 from ($18,217) for the three months ended September 30, 2005, and increased by $47,992 to $11,906 for the nine months ended September 30, 2006 from ($36,086) for the nine months ended September 30, 2005. The increases were primarily due to gain of settlement of loan payable and the resulting decrease in interest expense.

     For the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005, there was no provision for income taxes, as the Company had a net operating loss carry forward in each such period.


     Net income (loss) increased by $183,803 to a net income of $154,454 for the three months ended September 30, 2006 from a net loss of ($29,349) for the three months ended September 30, 2005 and increased by $205,252 to a net income of $25,402 for the nine months ended September 30, 2006 from a net loss of ($179,850) for the nine months ended September 30, 2005. The increases were primarily due to increases in sales, reduction in sales salaries, exhibition expense, and settlement of a loan payable.

Liquidity and Capital Resources

September 30, 2006 Compared with December 31, 2005


     As of September 30, 2006, the Company had an accumulated deficit of $20,920,606. The Company had negative working capital of $495,642 and $601,781 as of September 30, 2006 and December 31, 2005, respectively. Included in current liabilities are deferred revenues of approximately $387,530 and $399,700, as of September 30, 2006 and December 31, 2005, respectively, such amounts representing liabilities that will not require the use of cash. If such non-cash amounts were not included in current liabilities, then current liabilities would exceed current assets by approximately $108,112 and $202,081, as of September 30, 2006, and December 31, 2005, respectively.

     As of September 30, 2006, the Company had aggregate liabilities of approximately $1,773,100. Such amount of aggregate liabilities includes (i) approximately $388,000 in annual support contracts, which are recorded as deferred revenue, a non-cash item, for accounting purposes and reclassified on a pro rata basis to sales as such contracts expire and income is earned, (ii) approximately $349,000 in accounts payable, accrued expenses, and taxes payable and (iii) approximately $130,000 in notes payable which were issued more than six years ago. Such liabilities also include accrued compensation-related party, which relates to deferred compensation of approximately $906,700 payable to Mr. Weiss. Mr. Weiss has entered into a written agreement with the Company in which he agreed not to demand payment on $906,749 of his deferred compensation until subsequent to November 1, 2007.

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

Stock Purchase and Share Exchange Agreement

     On November 6, 2006, the Company entered into a Stock Purchase and Share Exchange Agreement (as amended on November 9, 2006 and as may be subsequently amended from time to time, the "Share Exchange Agreement") with American Sunrise International, Inc., a Delaware corporation ("ASI"), Jilin Dongsheng Weiye Science and Technology Co., Ltd., a limited liability company organized under the laws of the People's Republic of China and a wholly-owned subsidiary of ASI ("Dongsheng"), and the ASI Shareholders party thereto (the "ASI Shareholders"). On November 9, 2006 (the "Closing Date"), the Company acquired 100% of the issued and outstanding capital stock of ASI owned by the ASI Shareholders, thereby making ASI a wholly-owned subsidiary of the Company, in consideration for a cash payment of $280,000 and in exchange for the issuance of (i) 18,153,934 shares of the Company's common stock and (ii) 1,762,472 shares of the Company's newly-designated Series B Convertible Preferred Stock, of which series each share will convert into 500 shares of the Company's common stock (upon the increase of the Company's authorized common stock to an appropriate amount to satisfy full conversion of all Series B Convertible Preferred Stock shares). After giving effect to the transactions contemplated by the Share Exchange Agreement (the "Transaction"), the ASI Shareholders and the former shareholders of the Company own 98.7% and 1.3%, respectively, of the Company's common stock on a fully-diluted basis, thereby resulting in a substantial dilution to the Company's shareholders of record as of November 6, 2006 (the "Historic PaperClip Shareholders") and constituting a change in control of the Company. In connection with the Transaction, the Company is to convey its current business, assets and liabilities to a newly-formed wholly-owned subsidiary ("Spinco"), the shares of which will be paid as a dividend to the Historic PaperClip Shareholders. It is anticipated that the distribution of Spinco shares to the Historic PaperClip Shareholders will be a taxable transaction.

     It is intended that, subsequent to the making of certain filings with the SEC, Spinco will cease to be a public reporting company and Spinco's duty to file periodic reports with the SEC will be suspended. Information regarding Spinco's operations and financial results that is currently available to the general public and the Historic PaperClip Shareholders will not be available after Spinco has terminated the registration of the Common Stock. Upon Spinco's suspension of filing reports with the SEC, investors seeking information about Spinco will have to contact Spinco directly to receive such information. Spinco may or may not provide investors with requested information.

     On the Closing Date, William Weiss, D. Michael Bridges, and Michael Suleski delivered to the Company resignations from the Board of Directors of the Company which will become effective on the date that is 10 calendar days after the Company mails an Information Statement prepared pursuant to Rule 14f-1 under the Securities Exchange Act of 1934, as amended, relating to the Share Exchange Agreement, and Aidong Yu, Huizhu Xie and Dekui Wang were appointed to the Board of Directors of the Company. On the Closing Date, Michael Suleski (Vice President, Engineering and Secretary) and D. Michael Bridges (President), resigned, and the following persons were appointed as officers of the Company:
Aidong Yu (Chief Executive Officer and Chief Financial Officer), Huizhu Xie (General Manager) and Dekui Wang (Vice President). Aidong Yu's appointment as Chief Financial Officer is effective as of November 15, 2006. On the Closing Date, William Weiss resigned from his position as Chief Executive Officer but will remain Principal Financial Officer through November 15, 2006, at such time Aidong Yu will continue as Chief Financial Officer.
                                         -11-

     The Share Exchange Agreement provides for William Weiss to use his reasonable best efforts, until December 9, 2006 (the "Settlement Date") to (i) cause the holders of the 3,649,543 shares of Series A Preferred Stock, par value $.01 per share, to convert their shares into shares of common stock with the written consent of ASI, and (ii) cause the holders of all outstanding stock options, rights, warrants and convertible notes (including the Company's currently outstanding convertible notes, in the principal amount of $129,691) to cancel or exchange such instruments for shares of the Company's common stock with the written consent of ASI. The Share Exchange Agreement also provides for William Weiss to assist new management of the Company, its auditors and counsel with the Company's SEC reporting obligations and financial statements for a period of twelve months from the Closing Date.

     The acquisition of ASI will be accounted for under the purchase method of accounting as there has been a change in control of the Company. The financial statements of the acquired business and pro forma financial information required by Regulation S-B Items 310(c) and (d), respectively, were furnished on the Current Report on Form 8-K filed by the Company on November 9, 2006.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

     The Chief Executive Officer/Principal Financial Officer of the Company as of September 30, 2006, has concluded, based on his evaluation as of the end of the fiscal period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

     During the quarter ended September 30, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

     In 2004, the Company commenced a lawsuit against Lumtron, one of the largest customers of the Company, in the Superior Court of the State of New Jersey for payment of delinquent accounts receivable approximating $93,000. The Company has set up what it believes is an adequate bad debt reserve to cover this dispute. In an arbitration proceeding that concluded in late July 2006, the Company was awarded damages of $93,189.55 plus legal fees, which have not yet been determined.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.   Defaults Upon senior Securities.

         None.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

Item 5.   Other Information.

         None.

Item 6.   Exhibits.


2.1 Stock Purchase and Share Exchange Agreement, dated November 6, 2006, by and among Paperclip Software, Inc., American Sunrise International, Inc., a Delaware corporation ("ASI"), Jilin Dongsheng Weiye Science and Technology Co., Ltd., a limited liability company organized under the laws of the People's Republic of China and a wholly-owned subsidiary of ASI ("Dongsheng") and the ASI shareholders party thereto. (Filed as Exhibit 2.1 to the Form 8-K filed by Paperclip Software, Inc. on November 9, 2006).*
2.2 Amendment to Stock Purchase and Share Exchange Agreement, dated November 9, 2006, by and among Paperclip Software, Inc., ASI, Dongsheng and the ASI Shareholders party thereto. (Filed as Exhibit
          2.1 to the Form 8-K filed by Paperclip Software, Inc. on
           November 9, 2006).*
3.1 Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights of PaperClip Software, Inc. (Filed as Exhibit
          3.1 to the Form 8-K filed by Paperclip Software, Inc. on
          November 9, 2006).
10.1 Entrusted Management Agreement, dated as of November 8, 2006, by and among Huakang Zhou and the other signatories thereto. (Filed as Exhibit 10.1 to the Form 8-K filed by Paperclip Software, Inc. on November 9, 2006).
10.2 Share Pledge Agreement, dated as of November 8, 2006, by and among Huakang Zhuo and the other Share Pledge Agreement, dated as of November 8, 2006, by and among Huakang Zhuo and the other signatories thereto. (Filed as Exhibit 10.2 to the Form 8-K filed by Paperclip Software, Inc. on November 9, 2006).*
10.3 Shareholders' Voting Proxy Agreement, dated as of November 8, 2006, by and among Huakang Zhuo and Shareholders' Voting Proxy Agreement, dated as of November 8, 2006, by and among Huakang Zhuo and Jilin Dongsheng Weiye Science and Technology Co. (Filed as Exhibit 10.3 to the Form 8-K filed by Paperclip Software, Inc. on November 9, 2006).*
10.4 Agreement, dated October 1, 2006, by and between PaperClip Software, Inc. and William Weiss.
31.1 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934. Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated under the Securities Exchange Act of 1934.
          Certification of Principal Financial Officer  pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2      Certification of Chief Executive Officer  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




*       Previously filed; incorporated herein by reference.

                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PAPERCLIP SOFTWARE, INC.


        By: /s/ Aidong Yu
           ----------------------
               Aidong Yu
            Chief Executive Officer

        By: /s/ William Weiss
           ----------------------
            William Weiss
            Principal Financial Officer



        Date: November 14, 2006

                                   EXHIBIT 10.4

                                   WILLIAM WEISS



October 1, 2006

PaperClip Software, Inc.
1 University Plaza
Hackensack, New Jersey 07601

     Reference is hereby made to the $906,749 in "accrued compensation-related party" recorded on the balance sheet appearing in the Quarterly Report on Form 10-QSB of PaperClip Software, Inc. for the quarter ended September 30, 2006. Such payables relate to deferred compensation for services previously performed by William Weiss ("Weiss") as an officer of the Company pursuant to an oral employment arrangement and are payable to Weiss and/or his affiliated company. Weiss hereby agrees that neither Weiss nor such affiliated company shall demand payment of such payables prior to November 1, 2007.


                                   Sincerely,

                                   By:   /s/ William Weiss
                                        ----------------------
                                         William Weiss

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

Date:  November 14, 2006                         By: /s/ William Weiss
                                                    ----------------------
                                                     William Weiss
                                                     Principal Financial Officer

EXHIBIT 32.1

                             CERTIFICATION OF
                       PRINCIPAL FINANCIAL OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, William Weiss, Principal Financial Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 14, 2006                     By:   /s/ William Weiss
                                           ----------------------
                                            William Weiss
                                            Principal Financial Officer

Exhibit 31.2
                                    CERTIFICATION

I, Aidong Yu, certify that:
     1. I have reviewed this quarterly report on Form 10-QSB of PaperClip Software, Inc.;

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

Date:  November 14, 2006                            By: /s/ Aidong Yu
                                                        ----------------------
                                                        Aidong Yu
                                                        Chief Executive Officer

EXHIBIT 32.2

                             CERTIFICATION OF
                        CHIEF EXECUTIVE OFFICER OF
                          PAPERCLIP SOFTWARE, INC.

 (Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code)

     The undersigned, Aidong Yu, Chief Executive Officer of PaperClip Software, Inc. (the "Company"), certifies that:

     The Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company.





November 14, 2006                   BY:   /s/ Aidong Yu
                                        ----------------------
                                         Aidong Yu
                                         Chief Executive Officer