Form 10QSB
period 2006-12-31
PAPERCLIP SOFTWARE INCE
filed 2007-02-20
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

PAPERCLIP SOFTWARE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3137907
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Jilin Dongsheng Weiye Science and Technology Development Co., Ltd., Jifeng East Road, Gaoxin District Jilin, Jilin Province, PRC
(Address of principal executive offices)

c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005
(Address of principal agent offices)

86-432-4566702 (212) 232-0120
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 19, 2007 is 26,350,457 shares of common stock.

PAPERCLIP SOFTWARE, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “PCLP”, “PaperClip”, “ASI”, “Dongsheng” or "Company" refer to the consolidated operations of PaperClip Software, Inc., a Delaware corporation, and its wholly owned subsidiary, American Sunrise International, Inc., a Delaware corporation (“ASI”), and Jilin Dongsheng Weiye Science and Technology Co., Ltd., a limited liability company of the People’s Republic of China and wholly-owned subsidiary of ASI.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 & 2005
(UNAUDITED)

PAPERCLIP SOFTWARE, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 & 2005
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheet as of December 31, 2006 (Unaudited)	5

Condensed Consolidated Statements of Income for the Six and Three Months Ended December 31, 2006 and 2005 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-14

PAPERCLIP SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
December 31,
2006
Unaudited
Current assets:
Cash and cash equivalents	$603,716
Accounts receivable - net of allowance for doubtful accounts of $40,000	44,376
Inventory	27,150
Other receivables	8,506
Advances to suppliers	527,849
Total Current Assets	1,211,596

Property and equipment, net of accumulated depreciation of $214,404	4,347,543

Other assets:
Construction in progress	22,060,294
Deposit on land	2,690,893
Land use right	1,754,734

Total Assets	$32,065,061

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$109,665
Unearned revenue	523,736
Taxes payable	14,723,568
Accrued expenses and other payables	284,014
Loan payable	35,872
Total Current Liabilities	15,676,855

Notes payable - related party	100,814

Total Liabilities	15,777,669

Stockholders' Equity
Preferred stock, convertible series A, $0.01 par value, 3,649,543 shares authorized,
issued and outstanding at December 31, 2006	36,495
Preferred stock, convertible series B, $0.01 par value, 4,000,000 shares authorized;
1,762,472 shares issued and outstanding at December 31, 2006	17,625
Common stock, $0.01 par value, 30,000,000 shares authorized; 26,350,457 shares
issued and outstanding at December 31, 2006	263,505
Additional paid in capital	679,513
Accumulated other comprehensive income	433,775
Retained earnings - Appropriated	1,218,086
Retained earnings -Unappropriated	13,638,393
Total Stockholders' Equity	16,287,392

Total Liabilities and Stockholders' Equity	$32,065,061

The accompanying notes are an integral part of the condensed consolidated statements.

PAPERCLIP SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$6,972,759	$4,914,370
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	84,262	26,716

Changes in operating assets and liabilities:
Accounts receivable	135,399	(152)
Inventory	34,057	35,294
Advances to suppliers	3,369,714	(3,654,695)
Accounts payable	(346,368)	-
Unearned revenue	124,036	25
Taxes payable	6,953,609	4,866,154
Accrued expenses and other payables	(13,831)	(325,729)

Cash provided by operating activities	17,313,637	5,861,983

Cash Flows From Investing Activities:
Purchase of land use right	(1,754,734)	-
Purchase of property and equipment	(112,584)	(27,493)
Additions to construction in process	(15,662,736)	(5,960,748)

Cash used in investing activities	(17,530,054)	(5,988,241)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	12,081
Payment of notes payable	(93,819)	-

Cash provided by (used in) financing activities	(93,819)	12,081

Effect of exchange rate changes on cash and cash equivalents	408,083	18,389

Increase in cash and cash equivalents	97,847	(95,788)

Cash and Cash Equivalents - Beginning	505,869	601,657

Cash and Cash Equivalents - Ending	$603,716	$505,869

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income Taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated statements.

PAPERCLIP SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the six and three months ended December 31, 2006 and 2005

	Six-Month Ended		Three-Month Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$18,366,646	$13,388,858	$10,493,470	$7,655,280

Cost of Sales	7,640,472	6,023,230	4,402,089	3,497,626

Gross Profit	10,726,174	7,365,628	6,091,381	4,157,654

Operating Expenses
Selling, general and administrative	485,248	216,571	403,606	189,303

Operating income	10,240,926	7,149,057	5,687,775	3,968,351

Other Income and Expenses
Interest income	35	62	23	195
Other income	184,306	185,310	107,697	111,335
Other expense	(18,164)	-	(18,281)	-

Income Before Income Taxes	10,407,103	7,334,429	5,777,213	4,079,881

Provision for Income Taxes	3,434,344	2,420,059	1,910,514	1,346,152

Net Income	$6,972,759	$4,914,370	$3,866,700	$2,733,729

Income Per Common Share
Basic	$0.64	$-	$0.36	$-

Diluted	$0.43	$-	$0.24	$-

Weighted Average Number Common Shares
Oustanding
Basic	10,832,572	-	10,832,572	-

Diluted	16,244,587	-	16,244,587	-

`

The accompanying notes are an integral part of the condensed consolidated statements.

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Paperclip Software, Inc. (“the Company”) was incorporated under the laws of the State of Delaware in October, 1991.

On November 6, 2006, the Company entered into a Stock Purchase and Share Exchange Agreement with American Sunrise International, Inc., a Delaware corporation ("ASI"), Jilin Dongsheng Weiye Science and Technology Co., Ltd., a corporation organized under the laws of the People's Republic of China (“PRC”) and a wholly-owned subsidiary of ASI ("Dongsheng"), and the ASI Shareholders party thereto (the "ASI Shareholders"). On November 9, 2006 (the "Closing Date"), the Company acquired 100% of the issued and outstanding capital stock of ASI owned by the ASI Shareholders, thereby making ASI a wholly-owned subsidiary of the Company, in consideration for a cash payment of $280,000 and in exchange for the issuance of (i) 18,153,934 shares of the Company's common stock and (ii) 1,762,472 shares of the Company's newly-designated Series B Convertible Preferred Stock, of which series each share can be convert into 500 shares of the Company's common stock. After giving effect to the transactions contemplated by the Share Exchange Agreement (the "Transaction"), the ASI Shareholders and the former shareholders of the Company own 98.7% and 1.3%, respectively, of the Company's common stock on a fully-diluted basis, thereby resulting in a substantial dilution to the Company's shareholders of record as of November 6, 2006 (the "Historic PaperClip Shareholders") and constituting a change in control of the Company.

For accounting purposes, the transaction described above has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, ASI is treated as the continuing entity for accounting purposes. The financial statements of the acquired business and pro forma financial information required by Regulation S-B Items 310(c) and (d), respectively, were furnished on the Current Report on Form 8-K filed by the Company on November 9, 2006. Following the merger, the officers and directors of the historic Paperclip resigned and were replaced with the officers and directors of ASI.

ASI operates its business through its wholly-owned subsidiary, Dongsheng, which is primarily engaged in the manufacturing and distributing of nutritional supplements, beauty care products and other alternative health care products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of Paperclip Software, Inc. and its wholly owned subsidiaries, American Sunrise International, Inc., Jilin Dongsheng Weiye Science and Technology Co., Ltd and the Spinco. Inter-company transactions and balances have been eliminated in consolidation and combination.

CONCENTRATIONS OF CREDIT RISK

After merging with ASI, the principle operations of the Company are now located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company’s operations in China is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008 The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 generally require that accounting changes and errors be applied retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a material impact on its financial statements.
NOTE 3. INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. At December 31, 2006, the Company’s inventory consists of the finished goods only.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Machinery and Equipment	$388,759
Building and Plant	4,173,188
Total	4,561,947
Less: Accumulated Depreciation	(214,404)
Property and Equipment, net	$4,347,543

Depreciation expense for the six months ended December 31, 2006 was $84,262.

NOTE 5. CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 5. CONSTRUCTION IN PROGRESS (Continued)

plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

NOTE 6. LAND USE RIGHT

The Company’s operating subsidiary, Dongsheng, purchased the right to use land from the local government for the period of 30 years to build a new research facility. The land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 30 years.

NOTE 7. DEPOSIT ON LAND

In June 2005, the Company’s operating subsidiary also signed an agreement with the Land Committee of Jilin City Hi-Tech Zone to purchase the land use right for a planned new manufacturing site.

As of December 31, 2006, the Company has not received the official Certificate of Approval for the land use right from the local government. The total payment of $2,690,893 made on purchase of land use right were recorded as deposit on land and no amortization on land use right will be booked until the official approval is received.

NOTE 8. INCOME TAX PAYABLE

The Company’s operating subsidiary, Dongsheng, is located in China and governed by the Income Tax Law of China concerning the private-run enterprises, which are normally subject to income tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. Dongsheng has been accruing the income tax payable since the first year it had profits.

In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is now eligible to the income tax holiday of 5 years commencing from its first profit-making year. The subsidiary is applying for the income tax exemption from Chinese tax authority and is expected to be approved soon. Until then, the subsidiary is continuing to accrue the income taxes as usual. The accrued income tax payable will be reversed and recorded as income tax benefit in the period when the certificate of approval and tax clearance are granted by the Chinese authority.

PAPERCLIP SOFTWARE, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 8. INCOME TAX PAYABLE (Continued)

The total tax payable of $14,723,568 accrued in the Company’s book as of December 31, 2006 includes $14,620,068 for the Company’s operating subsidiary, Dongsheng, and $103,500 for the parent company, Paperclip Software, Inc. Majority of the tax payable for Dongsheng is the accrued income tax liability, which is expected to be forgiven.

NOTE 9. STOCKHOLDERS' EQUITY

On November 9, 2006, in accordance with the Share Exchange Agreement with ASI, the Company issued 18,153,934 shares of its common stock and 1,762,472 shares of its newly-designated Series B Convertible Preferred Stock, of which series each share will convert into 500 shares of the Company’s common stock (upon the increase of the Company’s authorized common stock to an appropriate amount to satisfy full conversion of all Series B Convertible Preferred Stock shares).

The Company has 10,000,000 shares of Preferred Stock and 10,000,000 shares of Common Stock authorized. As of December 31, 2006, there were 3,649,543 shares of Series A Preferred Stock, 1,762,472 shares of series B Preferred Stock and 26,350,457 shares of Common Stock issued and outstanding.

NOTE 10. NOTES PAYABLE - RELATED PARTY

At December 31, 2006, the Company has a balance of $100,814 notes payable to its former Chief Executive Officer, Mr. William Weiss. It represents the deferred compensation payments for his services to the Company prior to the reverse merger.

NOTE 11. NET INCOME PER COMMON SHARE

Income per common share - basic is computed based upon the weighted average number of common shares and common share equivalents outstanding, if dilutive, during the period.

Income per common share - diluted is computed based upon the weighted average number of common shares, common share equivalents and Series A and Series B Preferred Stock outstanding, if dilutive, during the period.

The surviving company through the reverse merger did not issue any shares in capital structure for the period ended December 31, 2005. Therefore, no income per common share is calculated for the six-month and three month ended December 31, 2005.

NOTE 12. SUBSEQUENT EVENT

On January 22, 2007, the Company’s board of directors adopted a resolutions amending the Company’s Certificate of Incorporation to change the Company’s name to “Sunrise International, Inc.” and to increase the number of authorized shares of Common Stock from thirty million (30,000,000) shares to one hundred million (100,000,000) shares, par value $.00001 per share.

On the same day, the board of directors also approved to effectuate a 1-for-37 reverse stock split of the Company’s issued and outstanding shares of Common Stock and Preferred Stock. Simultaneously, shares of Preferred Stock were converted into Common Stock and both series of Preferred Stock were cancelled.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond the Company’s control, is set forth in the “Risk Factors,” of this Quarterly Report.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on behalf of the Company.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear in the, “Financial Statements,” of this Quarterly Report. Our unaudited condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2006 (unaudited) and June 30, 2006 (audited), the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six months periods ended December 31, 2006 and 2005.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Paperclip Software, Inc. (the “Company”) and its subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

Overview of the Group’s Business

PaperClip Software, Inc., a Delaware Corporation, was originally incorporated in New Jersey in October 1991 as PaperClip Imaging Software, Inc. and is the successor by merger as of March 1992. Prior to the Reverse Merger, we were engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private intranet with interoperability, security and tracking capabilities.

American Sunrise International, Inc., a Delaware Corporation, was incorporated on May 30, 2006. Jilin Dongsheng Weiye Science & Technology Development Co., Ltd. was incorporated in the People’s Republic of China (the “PRC” or “China”) on August 16, 2002. On July 31, 2006, Dongsheng signed an agreement with ASI, whereby ASI agreed to purchase all of the net assets of Dongsheng for $1,250,000. Due to this change of ownership,Dongsheng became a wholly foreign owned entity. Dongsheng received its business license indicating its status as a wholly foreign owned entity on August 3, 2006.

As a result of the Reverse Merger, the Company does not intend to carry on its business of software development. Instead, it will operate its business through ASI’s wholly-owned subsidiary Dongsheng, which is engaged in the development and manufacture of nutritional supplements and personal care products domestically in China. It sells these products through a network marketing system of retail outlets in twenty six provinces throughout China.

Business Operations

Overview

ASI a private Chinese corporation founded in 2002 that develops and manufactures nutritional supplements and personal care products. The Company sells these products through a network marketing system using independent distributors that totaled over 200,000 in 2006.

The Company sells products from four primary product lines:

•	Aidong Nutritionals, which include supplements and healthcare products with Chitosan as a main ingredient

•	Jiujiu Ozone Purifiers, a line of portable home Ozone air, water, and food purifiers

•	“Nao Li Zhi Bao” Herbal Extracts, a line of scientifically formulated natural botanical extracts that use Chinese herbs to improve brain health

•	Donghe Cosmetics, a unique line of skin and personal care products with nucleic acid as a main ingredient

Currently, all production is outsourced. The Aidong Nutritionals product line is produced by Dalian Xin Die Chitosan Limited Company, Jiujiu Ozone Purifiers product line by Harbin Jiujiu Electric Chemistry Engineering and Technique Co., Ltd., “Nao Li Zhi Bao” Herbal Extracts product line by Beijing Nao Kang Bio-Tech Development Co., Ltd, and the Donghe Cosmetics product line by Dalian Xinhe Cosmetics Co., Ltd.

The Company employs a network marketing system, selling its products through over 200,000 independent distributors, 2,500 retail stores, and e-commerce outlets over the web. Distributors belonging to the network marketing system purchase products not only for their own sales efforts, but are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell products. Distributors are compensated with commissions for a percentage of the sales generated by themselves, and by their business group.

The company is currently undertaking a significant build out of manufacturing, R&D and office facilities, as part of a vertical integration strategy that will allow the Company to bring the production of its main product lines in-house. In order to increase its production capacity, Sunrise started the construction of two Chitosan manufacturing facilities in 2005. The first phase of construction was completed in September 2006 and it is expected that by the end of the second quarter of 2007 this facility will be completed. The Company also started the construction of an O3 purifier production base in April 2006, which is also expected to be completed by the end of the second quarter of 2007 The Company is also constructing a state of the art R&D center and office building in order to accommodate its corporate growth.

Results of Operations

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the six and three months ended December 31, 2006 and 2005

	Six-Month Ended		Three-Month Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$18,366,646	$13,388,858	$10,493,470	$7,655,280

Cost of Sales	7,640,472	6,023,230	4,402,089	3,497,626

Gross Profit	10,726,174	7,365,628	6,091,381	4,157,654

Operating Expenses
Selling, general and administrative	485,248	216,571	403,606	189,303

Operating income	10,240,926	7,149,057	5,687,775	3,968,351

Other Income and Expenses
Interest income	35	62	23	195
Other income	184,306	185,310	107,697	111,335
Other expense	(18,164)	-	(18,281)	-

Income Before Income Taxes	10,407,103	7,334,429	5,777,213	4,079,881

Provision for Income Taxes	3,434,344	2,420,059	1,910,514	1,346,152

Net Income	$6,972,759	$4,914,370	$3,866,700	$2,733,729

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Net income for the three months ended December 31, 2006, was $3,866,700, as compared to the three months ended December 31, 2005, which was $2,733,729, resulting in a increase of 41%. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales Revenues. Sales revenues in 2006 increased by $2,838,190, or 37%, to $10,493,470 from $7,655,280 in 2005. The reason for the increase in sales revenues for the three months ended December 31, 2006 is primarily attributed to the increase in sales volume of Aidong Nutritionals and Jiujiu Ozone Purifiers which can be directly linked to the increase in the total number of individual distributors. We believe the Reverse Merger transaction described above was a major contributory factor in the increase and retention of individual distributors during the three months ended December 31, 2006 as the achievement of listing on the US capital markets brought instant recognition and loyalty to the Company. As our competitors are non-US public companies, this gives us a distinct advantage in selling our products and recruiting new distributors.

              Cost of Goods Sold. Cost of goods increased by $904,463, or 26%, to $4,402,089 for the three months ended December 31, 2006, from $3,497,626 in 2005. The increase is due in part to a 37% increase in sales. As our products have been primarily manufactured by contracted parties, the increase in sales and total number of units order led to our higher cost of goods sold.

Gross Profit Margin. Gross profit margin increased to 58% for the three months ended December 31, 2006, compared to the three months ended December 31, 2005 of 54%. This increase is due to the lower marginal price per unit we were able to negotiate with our suppliers as a result of our increased total number of units ordered.

Operating Expenses. Operating expenses increased by $214,303, or 113%, to $403,606 for the quarter ended December 31, 2006, compared to $189,303 for the quarter ended December 31, 2005. The increase was due to the approximately $150,000 spent in general and administrative expenses during the period as part of our going public expenses.

Income Taxes. The provision for income taxes increased to $1,910,514 for the three months ended December 31, 2006 as compared to $1,346,152 for the three months ended December 31, 2005. This increase was due to the increase of our sales revenue. In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is now eligible to the income tax holiday of 5 years commencing from its first profit-making year. The subsidiary is applying for the income tax exemption from Chinese tax authority and is expected to be approved sometime in 2007. Until then, the subsidiary is continuing to accrue the income taxes as usual. The accrued income tax payable will be reversed and recorded as income tax benefit in the period when the certificate of approval and tax clearance are granted by the Chinese authority. The total tax payable of $14,723,568 accrued in the Company’s book as of December 31, 2006 includes $14,620,068 for the Company’s operating subsidiary, Dongsheng, and $103,500 for the parent company, Paperclip Software, Inc. Majority of the tax payable for Dongsheng is the accrued income tax liability, which is expected to be forgiven

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

Net income for the six months ended December 31, 2006, was $6,972,759, as compared to the six months ended December 31, 2005, which was $4,914,370, resulting in an increase of 41%. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales Revenues. Sales revenues in 2006 increased $4,977,788, or 37%, to $18,366,646 from $13,388,858 in 2005. The reasons for the increase in sales revenues for the six months ended December 31, 2006 is attributed to the increase in sales volume of Aidong Nutritionals and Jiujiu Ozone Purifiers which can be directly linked to the increase in the total number of individual distributors. We believe the Reverse Merger transaction described above was a major contributory factor in the increase and retention of individual distributors during the six months ended December 31, 2006.

Cost of Goods Sold. Cost of goods increased by $1,617,242, or 26%, to $7,640,472 for the six months ended December 31, 2006, from $6,023,230 in 2005. The increase is primarily due to the 37% increase in sales.

Gross Profit Margin. Gross profit margin decreased to 58% for the six months ended December 31, 2006, compared to the six months ended December 31, 2005 of 55%. The increase was due to the approximately $150,000 spent in general and administrative expenses during the three month period ended December 31, 2006 as part of our going public expenses.

Expenses. Selling expenses increased by $268,677, or 124%, to $485,248 for the six months ended December 31, 2006, compared to $216,571 for the six months ended December 31, 2005. The increase was due to increases in transportation expenses of $33,940, advertising of $8,132, insurance of $4,418, entertainment expense of $4,122 and travel expense of $9,347.

Income taxes. The provision for income taxes increased to $3,434,344 for the six months ended December 31, 2006 as compared to $2,420,059 for the six months ended December 31, 2005. This increase was due to the increase of our sales revenue. In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is now eligible to the income tax holiday of 5 years commencing from its first profit-making year. The subsidiary is applying for the income tax exemption from Chinese tax authority and is expected to be approved sometime in 2007. Until then, the subsidiary is continuing to accrue the income taxes as usual. The accrued income tax payable will be reversed and recorded as income tax benefit in the period when the certificate of approval and tax clearance are granted by the Chinese authority. The total tax payable of $14,723,568 accrued in the Company’s book as of December 31, 2006 includes $14,620,068 for the Company’s operating subsidiary, Dongsheng, and $103,500 for the parent company, Paperclip Software, Inc. Majority of the tax payable for Dongsheng is the accrued income tax liability, which is expected to be forgiven.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the six months ended December 31, 2006, was $17,313,637 as compared with $5,861,983 used by operating activities for the six months ended December 31, 2005, for a net increase of $11,451,654. This increase was due primarily to a $7,024,409 increase in advances to suppliers combined with a $2,058,389 increase in net income and a $2,087,455 increase in taxes payable.

Net cash flows used in investing activities for the six months ended December 31, 2006, was ($17,530,054) compared to ($5,988,241) for the six months ended December 31, 2005. The increase in investing activity was due to substantial increases in the amount spent on construction-in-progress during 2006 relating to the new production facilities.

Net cash flows provided by financing activities for the six months ended December 31, 2006, was ($93,819) compared to $12,081 provided by financing activities for the six months ended December 31, 2005. In 2005, management made a $12,081 capital contribution into the company. In 2006, a note payable of $93,819 was paid.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information for this Item is incorporated herein by reference to Form 8-K filed November 9, 2006, as amended November 17, 2006 and January 23, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The information for this Item is incorporated herein by reference to the Definitive Schedule 14c Information Statement filed January 30, 2007.

Item 5. Other Information.

None.

Item 6.	Exhibits

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PAPERCLIP SOFTWARE, INC.

Date: February 20, 2007	By:	/s/ Aidong Yu
AIDONG YU
Chief Executive Officer Chief Financial Officer