Form 10QSB
period 2007-03-31
China Dongsheng International, Inc.
filed 2007-05-21
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-30790

CHINA DONGSHENG INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3137907
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Jilin Dongsheng Weiye Science and Technology Development Co., Ltd., Jifeng East Road, Gaoxin District Jilin, Jilin Province, PRC
(Address of principal executive offices)

86-432-4566702
(Issuer’s telephone number)

c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005
(Address of principal agent offices)

(212) 232-0120
(Agent’s telephone number)

PAPERCLIP SOFTWARE, INC.
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

 The number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2007 is 31,546,134.

CHINA DONGSHENG INTERNATIONAL, INC.
FORM 10-QSB

i

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CDSG”, “China Dongsheng” or "Company" refer to the consolidated operations of China Dongsheng International, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC. )
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
March 31,
2007
Unaudited
Current assets:
Cash and cash equivalents	$568,591
Accounts receivable - net of allowance for doubtful accounts of $40,000	66,110
Inventory	106,979
Prepaid expenses	84,639
Advances to suppliers	195,255
Total Current Assets	1,021,574

Property and equipment, net of accumulated depreciation of $260,344	28,747,153

Other assets:
Deposit on land	2,719,080
Land use right	2,622,577

Total Assets	$35,110,384

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$99,694
Unearned revenue	482,851
Taxes payable	16,456,908
Accrued expenses and other payables	27,049
Loan payable	25,323
Total Current Liabilities	17,091,825

Notes payable - related party	100,814

Total Liabilities	17,192,639

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,546,134 shares
issued and outstanding at March 31, 2007	31,546
Additional paid in capital	413,026
Accumulated other comprehensive income	586,104
Retained earnings - Appropriated	1,218,086
Retained earnings -Unappropriated	15,668,983
Total Stockholders' Equity	17,917,745

Total Liabilities and Stockholders' Equity	$35,110,384

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC. )
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the nine and three months ended March 31, 2007 and 2006

	Nine-Month Ended		Three-Month Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$23,280,402	$17,638,608	$4,544,019	$4,238,547

Cost of Sales	9,402,668	7,963,961	1,774,086	1,936,115

Gross Profit	13,877,734	9,674,647	2,769,933	2,302,431

Operating Expenses
Selling, general and administrative	1,330,034	663,849	560,801	446,153

Operating income	12,547,700	9,010,798	2,209,132	1,856,278

Other Income and Expenses
Interest income	3,441	358	4,349	80
Other income	718,805	271,293	43,942	85,967
Other expense	(18,283)	(13,327)	(9,393)	(6,778)
Total Other Income	703,963	258,323	38,898	79,269

Income Before Income Taxes	13,251,662	9,269,122	2,248,030	1,935,548

Provision for Income Taxes	4,248,314	3,023,680	730,540	604,367

Net Income	$9,003,349	$6,245,442	$1,517,490	$1,331,181

Basic and Diluted Income Per Common Share
Basic	$2.04	$0.76	$0.12	$0.16

Diluted	$-	$0.53	$-	$0.11

Weighted Average Number Common Shares
Oustanding
Basic	4,416,240	8,196,521	12,703,159	8,196,521

Diluted	-	11,846,064	-	11,846,064

The accompanying notes are an integral part of the condensed consolidated statements.
\

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC. )
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$9,003,349	$6,245,442
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	193,550	51,667

Changes in operating assets and liabilities:
Accounts receivable	113,665	(193)
Inventory	(49,800)	28,864
Advances to suppliers	3,710,814	(8,775,448)
Prepaid expenses	(80,611)	-
Accounts payable	(211,739)	-
Unearned revenue	83,151	31
Taxes payable	8,464,057	6,146,269
Accrued expenses and other payables	(192,502)	(87,578)

Cash provided by operating activities	21,033,934	3,609,054

Cash Flows From Investing Activities:
Purchase of land use right	(2,714,785)	-
Purchase of property and equipment	(23,674)	(4,082,961)
Additions to construction in process	(17,994,813)	-

Cash used in investing activities	(20,733,272)	(4,082,961)

Cash Flows From Financing Activities:
Proceeds from capital contribution	-	12,081
Payment of notes payable	(104,368)	-

Cash provided by (used in) financing activities	(104,368)	12,081

Effect of exchange rate changes on cash and cash equivalents	187,455	47,443

Increase in cash and cash equivalents	383,749	(414,383)

Cash and Cash Equivalents - Beginning of period	184,842	601,657

Cash and Cash Equivalents - Ending of period	$568,591	$187,274

Supplemental disclosures of cash flow information:

Interest paid	$50,688	$-

Income Taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China Dongsheng International, Inc. (“the Company” or “CDSG”) was incorporated under the laws of the State of Delaware in October, 1991 and formerly known as Paperclip Software, Inc.

On November 9, 2006, the Company acquired 100% of the issued and outstanding capital stock of American Sunrise international, Inc. (“ASI”), a Delaware corporation, thereby making ASI a wholly-owned subsidiary of the Company, in consideration for a cash payment of $280,000 and in exchange for the issuance of (i) 18,153,934 shares of the Company's common stock and (ii) 1,762,472 shares of the Company's newly-designated Series B Convertible Preferred Stock, of which series each share can be convert into 500 shares of the Company's common stock. After giving effect to the transactions contemplated by the Share Exchange Agreement (the "Transaction"), the ASI Shareholders and the former shareholders of the Company own 98.7% and 1.3%, respectively, of the Company's common stock on a fully-diluted basis, thereby resulting in a substantial dilution to the Company's shareholders of record as of November 6, 2006 (the "Historic PaperClip Shareholders") and constituting a change in control of the Company.

For accounting purposes, the transaction described above has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, ASI is treated as the continuing entity for accounting purposes

The Company operates its business primarily through its wholly-owned subsidiary, Jilin Dongsheng Weiye Science and Technology Co., Ltd. (“Dongsheng”), which is engaged in the manufacturing and distributing of nutritional supplements, beauty care products and other alternative health care products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, American Sunrise International, Inc., Jilin Dongsheng Weiye Science and Technology Co., Ltd and the Spinco. Inter-company transactions and balances have been eliminated in consolidation and combination.

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

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. This standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 3. INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition. At March 31, 2007, the Company’s inventory consists of the finished goods only.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Machinery and Equipment	$398,224
Building and Plant	4,216,902
Subtotal	4,615,126
Less: Accumulated Depreciation	(260,344)
Construction in progress	24,392,371

Total property and equipment, net	$28,747,153

Depreciation expense for the nine months ended March 31, 2007 and 2006 was $126,304 and $51,667, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

NOTE 6. LAND USE RIGHT

The Company’s operating subsidiary, Dongsheng, purchased the right to use land from the local government for the period of 30 years to build a new research facility. The land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 30 years. The amortization expense was $67,246 and $ - 0 - for the nine months ended March 31, 2007 and 2006, respectively.

NOTE 7. DEPOSIT ON LAND

In June 2005, the Company’s operating subsidiary also signed an agreement with the Land Committee of Jilin City Hi-Tech Zone to purchase the land use right for a planned new manufacturing site.

As of March 31, 2007, the Company has not received the official Certificate of Approval for the land use right from the local government. The total payment of $2,719,080 made on purchase of land use right were recorded as deposit on land and no amortization on land use right will be booked until the official approval is received.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

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

The total tax payable of $16,456,908 accrued in the Company’s book as of March 31, 2007 includes $16,350,531 for the Company’s operating subsidiary, Dongsheng, and $106,377 for the parent company, Paperclip Software, Inc. Majority of the tax payable for Dongsheng is the accrued income tax liability, which is expected to be forgiven.

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

On February 25, 2007, the Company effectuated a 1-for-37 reverse stock split on all of its issued and outstanding shares of common stock and preferred stock. Simultaneously, all preferred stock was converted into common stock at the designated ratio.

As of March 31, 2007, there were 31,546,134 shares of Common Stock issued and outstanding and no preferred stock.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 10. NOTES PAYABLE - RELATED PARTY

At March 31, 2007, the Company has a balance of $100,814 notes payable to its former Chief Executive Officer, Mr. William Weiss. It represents the deferred compensation payments for his services to the Company prior to the reverse merger.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operations for the Nine and Three Months Ended March 31, 2007 compared to the Nine and Three Months Ended March 31, 2006

Revenue

The Company generated $23,280,402 in net sales for the nine months ended March 31, 2007, an increase of $ 5,641,794 or 31.9% as compared to the revenue of $17,638,608 for the nine months ended March 31, 2006. For the three months ended March 31, 2007, net sales totaled $4,544,019, an increase of $315,472 or 7.4% as compared to net sales of $4,238,547 for the three months ended March 31, 2006. Although we did experience a marginal increase in our sales revenues for the three months ended March 31, 2007, compared to the net sales we achieved for the nine months ended March 31, 2007, our growth in the quarter was limited due to primarily seasonal factors associated with both the calendar and lunar new year. As we expand our operations to bring in more distributors throughout the country, we expect our Aidong Nutritionals and Jiujiu Ozone Purifiers to comprise the majority of our net sales.

Cost of Sales

The cost of sales was $9,402,668 for the nine months ended March 31, 2007, an increase of $ 1,438,707 or 18.1% as compared to the cost of sales of $7,963,961 for the nine months ended March 31, 2006. The cost of sales was $1,774,086 for the three months ended March 31, 2007, an decrease of $ 162,029 or 8.4% as compared to $1,936,115 for the three months ended March 31, 2006. The increase in costs of sales during the nine month period ended March 31, 2007 is fully attributable to the 31.9% increase in revenues. For the three months ended March 31, 2007, despite a 7.4% increase in net sales, our costs of sales decreased by 8.4% due to the fact that we were able to negotiate lower prices for the products we purchased from our suppliers, as compared with the same period last year.

2

Total Operating Expenses

Total operating expenses were $1,330,034 for the nine months ended March 31, 2007, an increase of $ 666,185 or 100.0% as compared to total operating expenses of $663,849 for the nine months ended March 31, 2006. Total operating expenses were $560,801 for the three months ended March 31, 2007, an increase of $ 114,648 or 25.7% as compared to total operating expenses of $446,153 for the three months ended March 31, 2006. The increase in operating expenses was principally attributable to the expansion of our operation as we recruited more distributors and trained more independent sales agents. Our selling and administrative expenses rose with our higher revenues and fully reflect the increase in operating expenses.

Net Income

Net income for the nine months ended March 31, 2007 increased by $ 2,757,907 to $9,003,349 from $6,245,442 for the nine months ended March 31, 2006. Net income for the three months ended March 31, 2007 increased by $186,309 to $1,517,490 from $1,331,181 for the three months ended March 31, 2006. Overall increase in income before income taxes for the nine months period can be mainly attributed the expansion of our sales network. For the three months ended March 31, 2007, as compared to the same quarter of the previous year, the increase in our net income was primarily attributed to our ability to negotiate lower prices for the goods we purchased from our suppliers due to our increasing sales volume..

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $568,591, as compared to $603,716 at December 31, 2006. As of March 31, 2007, the Company had working capital of ($16,070,251), as compared to ($14,465,259) as of December 31, 2005. The working capital component for both the nine month period and the three month period includes a significant tax payable amount of $17,091,825 and $14,723,568 respectively. As we completed a reverse merger transaction in November of 2006, in accordance with applicable Chinese Law, the Company is therefore eligible for an exemption of income tax in PRC for the first two profitable years and a 50% income tax reduction for the next three years. We believe that when we are granted the status of a Foreign-Invested Enterprise ("FIE"), we will be exempt from most of these tax liabilities.

Net cash provided by operating activities totaled $21,033,934 for the nine months ended March 31, 2007, a increase of $17,424,880 or 482.8%, as compared to cash provided by operating activities of $3,609,054 for the nine months ended March 31, 2006. The increase in net cash provided by operating activities was primarily due to the decrease in our advances to suppliers account in the amount of $3,710,814 as we are near the end of building our new manufacturing facilities.. Also, with our increased net income, our accrued tax payable has increased sharply by $8,464,057 as compared to $6,146,269 to the same period of last year. As discussed earlier, upon the official recognition from the local tax authority of our FIE status, we believe we will be exempt from most of those tax liabilities and recognize a tax benefit instead.

3

Net cash used in investing activities totaled $20,733,272 for the nine months ended March 31, 2007, an increase of $16,650,311 or 407.8%, as compared to $4,082,961 for the nine months ended March 31, 2006. This increase can be attributed directly to the purchase of land use rights which totaled $2,714,785 and the additions to construction for our manufacturing facilities which totaled $17,994,813.

Net cash used in financing activities totaled $104,368 for the nine months ended March 31, 2007, as compared to net cash provided by financing activities of $12,081 provided for the nine months ended March 31, 2006. The $12,081 is a result of a capital contribution into the company compared to the $104,368 note payable which was paid.

We intend to use our available funds as working capital and to make expansion in our existing lines of business. We believe that our available funds will provide us with adequate capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

We do not foresee any event or uncertainty nor is there any evidence in consumer demand or confidence that would reflect any trend to impact our short-term or long-term liquidity. By selling products through retail outlets and also franchise bases, the Company limits the commitments it must make to suppliers related to the manufacture of its products. In short, the Company only manufactures products based upon fully paid existing orders or orders partially paid with deposits. Using this mechanism, the Company has limited the amount of inventory it keeps on hand. The Company funds its operations internally or through contributions by management as reflected in the additional paid in capital.

The construction of our production plants is financed internally through cash on hand and contributions by the management as reflected in additional paid in capital. We do not have any material external commitments for these capital expenditures.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

4

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Title of Document

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA DONGSHENG INTERNATIONAL, INC.

Date: May 21, 2007	By:	/s/ Aidong Yu AIDONG YU
Chief Executive Officer
Chief Financial Officer