Form 10KSB
period 2007-06-30
China Dongsheng International, Inc.
filed 2007-10-12
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-26598

CHINA DONGSHENG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3137907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jilin Dongsheng Weiye Science and Technology Development Co., Ltd., Jifeng East Road, Gaoxin District Jilin, Jilin Province, PRC	132012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86-432-4566702

c/o American Union Securities 100 Wall Street 15th Floor New York, NY	10005
(Address of principal agent offices)	(Zip Code)

Agent’s telephone number, including area code:	(212) 232-0120

PAPERCLIP SOFTWARE, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $31,320,831

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of June 30, 2007: $84,403,415

Number of shares of the registrant's Common Stock outstanding as of October 12, 2007: 31,546,134.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “CDSG”, or "Company" refer to the consolidated operations of China Dongsheng International, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

Business Development

PaperClip Software, Inc. (“Paperclip”), a Delaware Corporation, was originally incorporated in New Jersey in October 1991 as PaperClip Imaging Software, Inc. and is the successor by merger as of March 1992. Paperclip was engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private intranet with interoperability, security and tracking capabilities.

American Sunrise International, Inc. (“ASI”), a Delaware Corporation, was incorporated on May 30, 2006. Jilin Dongsheng Weiye Science & Technology Development Co., Ltd. (“Dongsheng”) was incorporated in the People’s Republic of China (the “PRC” or “China”) on August 16, 2002. On July 31, 2006, Dongsheng signed an agreement with ASI, whereby ASI agreed to purchase all of the net assets of Dongsheng for $1,250,000. Due to this change of ownership, Dongsheng became a wholly foreign owned entity. Dongsheng received its business license indicating its status as a wholly foreign owned entity on August 3, 2006.

On November 6, 2006, the Company, ASI, all shareholders of ASI, and Dongsheng entered into a Stock Purchase and Share Exchange Agreement in which the Company acquired all of the issued and outstanding capital stock of ASI. As a result of this “Reverse Merger” transaction, the Company anticipated effecting a spin-off of its software development business. As a result of the spin-off, shareholders of record prior to effectiveness of the Reverse Merger will receive shares in the software development subsidiary. As of June 30, 2007, the Company has not completed the spin-off process, but it is expected that the registration statement will be filed by the end of October 2007. Going forward, the Company will operate its business through Dongsheng, its wholly-owned subsidiary which is engaged in the development and manufacture of nutritional supplements and personal care products domestically in China.

Our Business

Overview and Business Model

Dongsheng is a private Chinese corporation founded in 2002 that develops and manufactures nutritional supplements and personal care products. The Company employs a network marketing system, selling its products through approximately 200,000 independent distributors (which include 17,607 full time independent sales representatives), 2,500 retail stores (which include 379 stores which exclusively sell Dongsheng's products) and e-commerce outlets over the internet. Distributors belonging to the network marketing system purchase products not only for their own sales efforts, but are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell products. Distributors are compensated with commissions for a percentage of the sales generated by themselves, and by their business group.

For the fiscal year ended June 30, 2007, Dongsheng sold products from two primary product lines: Aidong Nutritionals, which include supplements and healthcare products with Chitosan as a main ingredient and Jiujiu Ozone Purifiers, a line of portable home Ozone air, water, and food purifiers. In addition, Dongsheng sold "Nao Li Zhi Bao" herbal extracts, a Chinese herbal supplement line of natural botanical extracts and Donghe Cosmetics, a line of skin care products.

By the end of October 2007, all forty Stock Keeping Units from these two principal product lines will be manufactured in-house. Dongsheng has received the Good Manufacturing Practices (GMP) accreditation (GB17405-1998) for its tablet, capsule, granule, soft gel, and hard gel nutraceutical products for its production facilties.  With in-house manufacturing and development facilities, Dongsheng can better control the quality of its raw materials and finished products, develop more high technology health care products, and enhance existing products.

Principal Products

For the fiscal year ended June 30, 2007, Dongsheng sold two principal product lines: Aidong Chitosan Nutritionals and  Jiujiu Ozone Purifiers. Aidong Chitosan Nutritionals accounted for 54% of total revenues while Jiujiu ozone purifier products accounted for 46% of total revenues.

Aidong Nutritionals

Aidong Nutritionals is Dongsheng’s main product line, and includes core nutritional supplementary products using chitosan as the main ingredient. Chitosan is an all natural product that has been widely used as a health supplement throughout Asia.  Extracted from chitin, chitosan is a polysaccharide, found in the exoskeletons of crustaceans. It is widely available in shrimps, crabs and certain insects. Chitosan has the ability to latch onto heavy metals, amino acids and fat. Chitosan has also been known to regulate the secretion of human hormones, and adjust the functionalities of the human body.

Along with Chitosan Soft Capsules and Chitosan Fiber Capsules, products in the Aidong Nutritionals line include Chitosan Multi-Vitamins Capsules, American Ginseng Capsules, Ginkgo Capsules, Deep Sea Fish Oil, Calcium Capsules, and Aloe Vera Capsules.

Jiujiu Ozone Purifiers

Jiujiu Ozone Purifiers is a line of portable home Ozone air, water, and food purifiers. Ozone is a natural component of air, created when oxygen molecules are split into two separate atoms by ultraviolet radiation from the sun. The free atoms recombine in three-atom groups to form ozone. Ozone is a powerful natural sanitizer and deodorizer, and can help eliminate various kinds of harmful substances found in drinking water, such as mold and fungus. Compared to other water-purifying methods such as the usage of chlorine agent, which forms carcinogens such as chlorine ammonia and chloroform, ozone naturally dissolves into pure oxygen after a very short lifespan without leaving byproduct pollution. Ozone air purifiers improve the air quality by converting normal oxygen into ozone, which breaks down odors and other pollutants.

Sales, Marketing and Distribution of Products

Dongsheng distributes products through a network marketing system, natural health food retailers, and e-commerce outlets over the web. Currently there are approximately 200,000 independent distributors and over 2,500 retail stores carrying the Company’s products. A network marketing system is a form of direct selling through independent distributors who purchase products at wholesale prices from the manufacturer and then make sales to consumers. Distributors belonging to the network marketing system purchase product not only for their own consumption, but are encouraged to build and manage their own sales force by recruiting, managing, and training others to sell products. Distributors are compensated for a percentage of the sales generated by their business group.

To become a distributor of Dongsheng, a person must complete an application, purchase the products, and attend training seminars. Dongsheng also periodically sponsors and conducts regional distributor events and intensive training seminars.

Competition

In a competitive environment that is very fragmented, Dongsheng faces very few direct competitors. Several companies sell products similar to Dongsheng’s principal products.
However no company uses the same network marketing distribution model for these products.
Among the companies that sell chitosin based products are Xiamen Longlive Biological Product Co., Ltd.,  Hangtai County Jin Hu Carapace Product Co., Ltd., Max Environmental Science Technologies Co., Ltd of Industrial Park of Suzhou, and Shenzhen Nanbai Enterprise Co., Ltd . These companies are manufacturers with small regional distribution networks. In comparison, Dongsheng sells its products in approximately 2500 retail outlets in twenty six provinces throughout China.  In addition, while Dongsheng maintains only two product lines with approximately 40 Stock Keeping Units (SKU), these companies generally sell hundreds of different lines of products with thousands of SKUs.

Development and Growth Strategy

Dongsheng  has been involved in a significant build out of manufacturing, R&D and office facilities, as part of a vertical integration strategy that will allow the Company to bring the production of its main product lines in-house, by implementing the following strategic development plan.

Construction of New Facilities.

Dongsheng has invested in two production bases. The production lines are expected to be at full operations by the end of 2007. As of the date of this report, the production lines have already begun manufacturing.

In addition, Dongsheng has invested in the construction of a research and development center which has been completed and will be used in the development of new products and research on improving existing products.

Pursue Strategic Acquisitions. Dongsheng intends to pursue strategic acquisitions to add new products to the existing product mix.

Expand Markets in China and Overseas. Dongsheng plans to distribute its products overseas including in the U.S., Europe, and Southeast Asia in the future. The Company is also developing four companies domestically in Beijing, Shanghai, Shenzhen, and Wuhan in 2007 in order to increase market share.

Intellectual Property

We do not hold any U.S. registered patents or trademarks, or other intellectual property.

Government Regulation

We are not aware of any existing or probable PRC government regulations that will have a material affect on our business.

Research and Development

We did not incur any research and development expenses for the fiscal years ended June 30, 2007 and 2006. As of the date of this report, Dongsheng has completed the construction of a research and development centers within its GMP certified workshops. In addition, Dongsheng has cooperation agreements with Huada Corporation based in Hong Kong to jointly develop new products for distribution within China and throughout the world. Lastly, Dongsheng has secured research partnerships with Northeast
Agricultural University, the Medical School of Beihua University, the China Agricultural & Scientific Research Institute, and the Jilin Zuojia Specialty Institute of China.
Employees

As of June 30, 2007, Dongsheng had 86 employees, 49 of which are in senior and middle management.

Item 2.    Description of Property.

The Company operates its business primarily in the PRC on a 28,183 square meter campus. The campus includes a tablet production line, a capsule production line, a research and development center, and a power station in addition to offices, meeting rooms, and conference halls.

Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “CDSG”. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years and the subsequent interim period. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	Closing Bid
Y FISCAL YEAR 2006	High Bid	Low Bid
1st Quarter Ended September 30, 2005	$0.08	$0.04
2nd Quarter Ended December 31, 2005	$0.06	$0.03
3rd Quarter Ended March 31, 2006	$1.85	$0.962
4th Quarter Ended June 30, 2006	$1.85	$1.332
FISCAL YEAR 2007	High Bid	Low Bid
1st Quarter Ended September 30, 2006	$1.85	$0.962
2nd Quarter Ended December 31, 2006	$10.36	$0.74
3rd Quarter Ended March 31, 2007	$35.15	$3.33
4th Quarter Ended June 30, 2007	$10.02	$3.50
FISCAL YEAR 2008	High Bid	Low Bid
Period Ended October 12, 2007	$5.25	$1.40

Holders

As of June 30, 2007 in accordance with our transfer agent records, we had 80 record holders of our Common Stock, holding 31,546,134 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we did not sell or issue any shares of stock during the fourth quarter of 2007

Equity Compensation Plan Information

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operations

For the Fiscal Year Ended June 30, 2007 as Compared to the Fiscal Year Ended June 30, 2006

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended June 30, 2007 and 2006:

	2007	2006

Revenues	$31,320,831	$19,783,912

Cost of Goods Sold	12,672,386	8,891,958

Gross Profit	18,648,445	10,891,954

Operating Expenses
Selling, general and administrative	2,357,762	1,083,029

Income before other Income and (Expenses)	16,290,683	9,808,925

Other Income and (Expenses)
Interest income	7,539	-
Settlement of loans and notes payable	51,379	-
Other income	303,890	300,645
Interest expense	(73,492)	-
Other expense	(18,392)	(16,662)
Total other income and (expenses)	270,924	283,983

Income Before Income Taxes	16,561,609	10,092,908

Provision for Income Taxes	5,587,615	3,331,405

Net Income	$10,973,994	$6,761,503

Revenues

Revenues for the fiscal year ended June 30, 2007 were $31,320,831, an increase of 58.3% or $11,536,919 over revenues for the fiscal year ended June 30, 2006. The Company’s Dongsheng subsidiary accounted for $30,102,955 in revenues while the software subsidiary (“Paperclip”) accounted for $1,217,876 in revenues.

Dongsheng’s Chitosan based product sales rose from approximately $11.03 million in fiscal year 2006 to approximately $15.84 million in fiscal year 2007. Ozone purifier product sales rose from approximately $8.66 million in fiscal year 2006 to approximately 14.16 million in fiscal year 2007. Among, the 2,500 retail outlets that sells Dongsheng’s products, there are 379 retail stores that exclusively sells its products. These exclusive retail outlets were a driving force behind the increase in sales during the past fiscal year.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $12,672,386 for the fiscal year ended June 30, 2007, compared to $8,891,958 for the fiscal year ended June 30, 2006. The Company’s Dongsheng subsidiary accounted for the entire amount of $12,672,386 in cost of goods sold. As a percentage of revenues, cost of goods sold was 40.2% for the fiscal year ended June 30, 2007, compared to 44.9% for the fiscal year ended June 30, 2006. We were able to lower cost of goods sold as a percentage of revenues as a result of our ability to negotiate lower prices from our third party manufacturers due to the increase in orders to them.

Our gross profit for the fiscal year ended June 30, 2007 was $18,648,445, as compared to $10,891,954 for the same period in 2006.  The Company’s Dongsheng subsidiary accounted for $17,430,569 in gross profit while the Paperclip subsidiary accounted for $1,217,876 in gross profit. Gross margins increased to 59.7% in 2007 compared to 55.1% in 2006 as a result of our ability to decrease our cost of goods sold.

Selling and General Administrative Expenses, and R&D

Selling and general administrative expenses increased from $1,083,029 in the fiscal year ended June 30, 2006 to $2,357,762 in the fiscal year ended June 30, 2007, representing a 117.7% increase.

The Company’s Dongsheng subsidiary accounted for $1,311,717 in selling and general administrative expenses while the Paperclip subsidiary accounted for $1,217,876 in selling and general administrative expenses. This increase in selling and general administrative is attributed to our increase in sales of 58.3% year on year. In addition, we experienced higher selling and general administrative expenses as a result of market development. By recruiting full time sales representatives to market our products, we incurred costs to locate and train these individuals. In the past, we relied primarily on part-time sales representatives to be the driving force in marketing our products and increasing our independent distributor network. As our business operations have grown, we have began relying more on full time independent sales representatives to promote our brand and recruit new distributors of our products.

Net Income

Our net income for the fiscal year ended June 30, 2007 totaled $10,973,994, a increase of 62.3% from $6,761,503 for the fiscal year ended June 30, 2006. The Company’s Dongsheng subsidiary accounted for $10,798,693 in net income while the Paperclip subsidiary accounted for $175,300 in net income. The increase in net income is a direct result of our 58.3% increase in sales. In addition, we were able to lower our cost of goods sold as sales order volume increased.

Liquidity and Capital Resources Cash Flow 2007 Compared to 2006

Cash flows from operations during fiscal year June 30, 2007 amounted to $25,999,761 representing an increase of approximately 164.9% compared with cash flows from operations of $9,815,226 for the same period in 2006. The increased cash flow was due primarily to the increase of our net income by $4,212,491, to $10,973,994 in fiscal year 2007, compared with net income of $6,761,503 in fiscal year 2006. The increased cash flow was also due in part to a decrease in advances to suppliers by $3,280,649 during fiscal year 2007, due to our better control over payment to our suppliers. In addition, our taxes payable changed from $6,838,637 in fiscal year 2006 to $11,155,583 in fiscal year 2007. In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is now eligible to the income tax holiday of 5 years commencing from its first profit-making year. The subsidiary had applied for the income tax exemption from Chinese tax authority. As of September 23, 2007, Dongsheng, received an tax clearance notice from the Local Tax Bureau in China which stated that, all tax liabilities have been cleared. Furthermore, Dongsheng no longer owes the outstanding balance relating to income taxes and other tax liabilities. The Company has opted to make adjustment to the previous accrued tax liabilities in the next quarterly filing in which the accrued income tax payable will be reversed and recorded as income tax benefit in the period when the certificate of approval and tax clearance are granted by the Chinese authority. The total tax payable of $18,925,542 accrued in the Company’s book as of June 30, 2007 includes $18,884,618 for the Company’s operating subsidiary, Dongsheng Weiye, and $40,924 for the Company.

Our cash flows used in investing activities amounted to $26,377,230 for the year ended June 30, 2007. Compared to 2005, our cash flows used in investing activities increased by $14,704,568, which is attributed primarily to the additions in construction in progress which account for approximately $23,614,652.

Our cash flows provided by financing activities amounted to $41,443 in the fiscal year ended June 30 2007 compared to $1,185,056 in the same period for 2006. Our financing activity in fiscal year 2007 consisted our receiving $63,145 from our management as part of a note payable for miscellaneous business activity expenses. We also made payments of loans from our software development subsidiary in the amount of $21,702. In comparison, in fiscal year 2006, the $1,185,056 was a result of additional capital contributions by our management.

Working Capital

As of June 30, 2007 the Company had a working capital deficit of $18,988,320. The main reason for our working capital deficiency was due to the $18,925,542 we have booked as taxes payable. However, subsequent to the issuance of the audited report for the fiscal year ended June 30, 2007, the Company’s operating subsidiary, Dongsheng, received an tax clearance notice from the Local Tax Bureau in China stating that as of September 23, 2007, all tax liabilities have been cleared and Dongsheng does not owe any outstanding balance relating to income taxes and other tax liabilities.

Contractual and Other Obligations

The Company has no long-term liabilities, or purchase commitments, operating leases, or other capital commitments as of June 30, 2007.

Critical Accounting Policies

Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company's accounts receivable and inventories.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. We maintain no statutory reserve for our inventory as we believe only a non-material, if any amount of inventory will not be sold at cost to the Company.

Policy Affecting Recognition of Revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104. Under this policy, The Company recognizes revenue on product sales when products are delivered and the title passes to the customers and collection is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices with which investors in the United States are familiar.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Currency fluctuations may adversely affect our business.

We generate revenues and incur expenses and liabilities in Chinese RMB. However we report our financial results in the United States in U.S. Dollars.  As a result, we are subject to the effects of exchange rate fluctuations between these currencies.  Recently, there have been suggestions made to the Chinese government that it should adjust the exchange rate and end the linkage that in recent years has held the RMB-U.S. dollar exchange rate constant. If the RMB exchange rate is adjusted or is allowed to float freely against the U.S. dollar, our revenues, which are denominated in RMB, may fluctuate significantly in U.S. dollar terms. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

Our common stock may be affected by limited trading volume and may fluctuate significantly, and this may adversely affect your investment.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced in the past, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Item 7.    Financial Statements.

The Company’s financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 28, 2006, we dismissed our independent accountants, Sobel & Co., LLC (“Sobel”) and engaged Bagell Josephs, Levine & Company, LLC (“BJL”) as our new independent registered public accounting firm. The change in independent registered public accounting firm was not the result of any disagreement with Sobel.The decision to change accountants was approved by our Board of Directors.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of September 28, 2007.

Name	Age	Position	Date Appointed Director

Aidong Yu	54	President, Chief Executive Officer, Chief Financial Officer and Chairman	November 9, 2006

Huizhu Xie	60	Director	November 9, 2006

Dekui Wang	51	Director	November 9, 2006

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years (and, in some instances, for prior years).

Aidong Yu, Chairman, Chief Executive Officer, Chief Financial Officer, Director

Mr. Yu founded Dongsheng and has been its Chairman since 2001. Mr. Yu has led the development of Dongsheng into a leading enterprise in the health products industry. Mr. Yu has a deep understanding of the health care industry, and was awarded the honor of “Entrepreneur of Jilin Province” in 2003. In 2004, Mr. Yu was appointed advanced researcher of the Society for International Industry Organization Studies of China. Mr. Yu is also a representative in the National People’s Congress.

Huizhu Xie, General Manager, Director

Ms. Xie has been the General Manager of Dongsheng since 2003, and is responsible for the training of the distribution team and general operations. Ms. Xie has also served as a Director of the Harbin Wang Gang Hospital for 10 years, and has an extensive background in the health care and health products industry. Ms. Xie received her bachelor’s degree from Harbin Medical University.

Dekui Wang, Vice President, Director

Mr. Wang has been the Secretary and Assistant General Manager of Dongsheng since October 2005. Prior to joining Dongsheng, Mr. Wang served as Assistant to the General Manager at Jilin Huana Investment Company, as Manager at Jilin City Senxin Decoration Company, as Deputy Director General at Jilin City Longtan District Bureau of Quality and Technical Supervision, and as Deputy Director at the Jilin City Bureau of Standards.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

The Company anticipates appointing independent directors in place by the end of calendar year 2007 to serve on the audit committee.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth in U.S. dollars all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Aidong Yu,(1)	2007	12,000	0	0	0	0	0	0	12,000
Chief Executive Officer,	2006	10,000	0	0	0	0	0	0	10,000
Chief Financial Officer,
President

William Weiss,(2)	2006	0	0	0	0	0	0	0	0
Chief Executive Officer,	2005	118,958	0	0	0	0	0	0	118,958
Chief Financial Officer,
President

(1)
Mr. Yu was appointed as our President, Chief Executive Officer and Chief Financial Officer on November 9, 2006 pursuant to the Reverse Merger. Prior to the Reverse Merger, he earned $10,000 as an officer of Jilin Dongsheng Weiye Science and Technology Development Co., Ltd.

(2)	Mr. Weiss resigned as President, Chief Executive Officer and Chief Financial Officer on November 9, 2006 pursuant to the Reverse Merger.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended June 30, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None of our executive officers have employment agreements.

Compensation of Directors

For the fiscal year ended June 30, 2007, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of September 28, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Aidong Yu(1)	16,880,683	53.5%

Common Stock	Huizhu Xie(1)	30,000	0.09%

Common Stock	Dekui Wang(1)	20,000	0.06%

Common Stock	Dandan Yu(3)	1,577,549	5.00%

Common Stock	Chunxiao Zou(4)	1,577,549	5.00%

Common Stock	All officers and directors as a group (3 in number)	16,930,683	53.66%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is Jilin Dongsheng Weiye Science and Technology Development Co., Ltd., Jifeng East Road, Gaoxin District Jilin, Jilin Province, PRC

(2) Based on 31,546,133 shares of Common Stock issued and outstanding as of June 30, 2007.

(3) Dandan Yu is the adult daughter of our Chairman, Aidong Yu.

(4) Chunxiao Zou is a non-affiliate shareholder of the Company.

Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

2.1
Stock Purchase and Share Exchange Agreement by and among Paperclip Software, Inc., American Sunrise Internataional, Inc., the shareholders of American Sunrise International, Inc., and Jilin Dongsheng Weiye Science and Technology Co., Ltd.
Incorporated by reference as Exhibit 2.1 to Form 8-K filed November 9, 2006

3.1.4	Certificate of Designation of Class B Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed November 9, 2006

4.0	Code of Ethics	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

 For the Company’s fiscal years ended June 30, 2007 and 2006, we were billed approximately $76,520 and $55,000 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission for our years ended June 30, 2007 and 2006, respectively.

Tax Fees

For our fiscal years ended June 30, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Dongsheng International, Inc. and Subsidiaries
Jilin, China

We have audited the accompanying consolidated balance sheet of China Dongsheng International, Inc. and subsidiaries as of June 30, 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Dongsheng International, Inc. and subsidiaries, as of June 30, 2007, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended in conformity with accounting principles generally accepted in the United States of America.

/s/Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Gibbsboro, New Jersey

September 12, 2007

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$585,126
Accounts receivable	69,884
Inventory	74,388
Prepaid expense	57,500
Other receivable	4,660
Advances to suppliers	616,914
Total Current Assets	1,408,472

Property and equipment, net of accumulated depreciation of $308,382	34,390,372

Other assets:
Deposit on land	2,758,802
Land use right	2,706,374
Other assets	8,506
Total Other Assets	5,473,682

Total Assets	$41,272,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$682,223
Unearned revenue	493,666
Taxes payable	18,925,542
Accrued expenses and other payables	295,361
Total Current Liabilities	20,396,792

Notes payable - related party	88,145

Total Liabilities	20,484,937

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized;
31,546,134 shares issued and outstanding at June 30, 2007	31,546
Additional paid-in capital	1,034,546
Accumulated other comprehensive income	863,783
Retained earnings - appropriated	1,218,086
Retained earnings - unappropriated	17,639,628
Total Stockholders' Equity	20,787,589

Total Liabilities and Stockholders' Equity	$41,272,526

See accompanying notes to the consolidated financial statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30,

	2007	2006

Revenues	$31,320,831	$19,783,912

Cost of Goods Sold	12,672,386	8,891,958

Gross Profit	18,648,445	10,891,954

Operating Expenses
Selling, general and administrative	2,357,762	1,083,029

Income before other Income and (Expenses)	16,290,683	9,808,925

Other Income and (Expenses)
Interest income	7,539	-
Settlement of loans and notes payable	51,379	-
Other income	303,890	300,645
Interest expense	(73,492)	-
Other expense	(18,392)	(16,662)
Total other income and (expenses)	270,924	283,983

Income Before Income Taxes	16,561,609	10,092,908

Provision for Income Taxes	5,587,615	3,331,405

Net Income	$10,973,994	$6,761,503

Basic and diluted income per common share	$0.98	$30.52

Weighted average number of common shares	11,209,317	221,528

See accompanying notes to the consolidated financial statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Preferred Stock		Preferred Stock				Additional	Accumulated Other	Retained	Retained
	Series A		Series B		Common Stock		Paid-in	Comprehensive	Earnings	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Appropriated)	(Unappropriated)	Income	Total

Balance - July 1, 2005	3,649,543	$3,650	-	$-	8,196,521	$8,196	$48,559	$15	159,069	$963,148		$1,182,637

Additional paid-in capital contributed							1,185,055					1,185,055

Comprehensive income
Net income for the year									1,030,037	5,731,466	6,761,503	6,761,503
Other Comprehensive income, net of tax
Foreign currency translation adjustment								110,731			110,731	110,731
Comprehensive income											6,872,234

Balance - June 30, 2006	3,649,543	3,650	-	-	8,196,521	8,196	1,233,614	110,746	1,189,106	6,694,614		9,239,926

Recapitalization on reverse acquisition	(3,649,543)	(3,650)	1,762,472	17,625	21,803,479	21,804	(215,147)	-	-	-		(179,368)
												-
Reserve split 1:37	-	-	(1,703,756)	(17,038)	(29,000,000)	(29,000)	46,038					-
												-
Conversion of preferred stock	-	-	(58,716)	(587)	30,546,134	30,546	(29,959)					-

Comprehensive income
Net income for the year									28,980	10,945,014	10,973,994	10,973,994
Other Comprehensive income, net of tax
Foreign currency translation adjustment								753,037			753,037	753,037
Comprehensive income											11,727,031

Balance - June 30, 2007	-	$-	-	$-	31,546,134	$31,546	$1,034,546	$863,783	$1,218,086	$17,639,628		$20,787,589

See accompanying notes to the consolidated financial statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2007	2006
Cash Flows From Operating Activities:
Net income	$10,973,994	$6,761,503
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	192,857	90,037
Settlement of loans and notes payable	(51,379)	-

Changes in operating assets and liabilities:
Accounts receivable	74,258	(211)
Inventory	(17,209)	7,285
Advances to suppliers	3,280,649	(3,853,160)
Prepaid expenses	(57,500)	-
Other accounts receivable	(632)	-
Accounts payable	346,553	-
Taxes payable	11,155,583	6,838,637
Unearned revenue	105,070	(981)
Accrued expenses and other payables	(2,483)	(27,884)

Cash provided by operating activities	25,999,761	9,815,226

Cash Flows From Investing Activities:
Payment made for the land use right	(2,729,117)	(1,176,984)
Purchase of property and equipment	(33,461)	(4,098,120)
(Additions) to construction in process	(23,614,652)	(6,397,558)

Cash (used in) investing activities	(26,377,230)	(11,672,662)

Cash Flows From Financing Activities
Proceeds from issuance of stock	-	1,185,056
Proceeds from notes payable	63,145	-
Payment of loans and notes payable	(21,702)	-

Cash provided by financing activities	41,443	1,185,056

Effect of exchange rate changes on cash and cash equivalents	431,569	101,524

Increase (decrease) in cash and cash equivalents	95,542	(570,856)

Cash and Cash Equivalents - Beginning of year	489,584	601,657

Cash and Cash Equivalents - Ending of year	$585,126	$30,801

Supplemental disclosures of cash flow information:

Interest paid	$61,162	$16,662
Income taxes paid	$95,500	$-

Non-cash investing and financing activities:
Conversion of notes payable to common stock	$14,170	$-
Conversion of accrued compensation to common stock	$75,814	$-

See accompanying notes to the consolidated financial statements.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Dongsheng International, Inc. (“the Company” or “CDSG”) was incorporated under the laws of the State of Delaware in October, 1991 and formerly known as Paperclip Software, Inc.

On November 9, 2006, the Company acquired 100% of the issued and outstanding capital stock of American Sunrise international, Inc. (“ASI”), a Delaware corporation, thereby making ASI a wholly-owned subsidiary of the Company, in consideration for a cash payment of $230,000 and in exchange for the issuance of (i) 18,153,934 shares of the Company's common stock and (ii) 1,762,472 shares of the Company's newly-designated Series B Convertible Preferred Stock, of which series each share can be convert into 500 shares of the Company's common stock. After giving effect to the transactions contemplated by the Share Exchange Agreement (the "Transaction"), the ASI Shareholders and the former shareholders of the Company own 98.7% and 1.3%, respectively, of the Company's common stock on a fully-diluted basis, thereby resulting in a substantial dilution to the Company's shareholders of record as of November 6, 2006 (the "Historic PaperClip Shareholders") and constituting a change in control of the Company.

For accounting purposes, the transaction described above has been accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of ASI obtained control of the Company. Accordingly, ASI is treated as the continuing entity for accounting purposes. As a part of the merger, Paperclip Software, Inc. was renamed to China Dongsheng International, Inc. (the “Company”

ASI was established as a non-operating holding company of Jilin Dongsheng Weiye Science and Technology Co., Ltd. (“Dongsheng Weiye”), a Chinese company incorporated under the laws of the People’s Republic of China (the “PRC” or “China”) on August 16, 2002. ASI operates its business through Dongsheng Weiye, which is engaged in the manufacturing and distributing of nutritional supplements, beauty care products and other alternative health care products.

As a part of the merger, the Company changed its name to China Dongsheng International, Inc. and effected a reverse split for all shareholders on record as of February 25, 2007. All per share date including earnings per share has been retroactively restated to reflect the reverse split.

In connection with the transactions described above, the Company also changed its fiscal year end to June 30.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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

BASIS OF PRESENTATION

The accompanying consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, American Sunrise International, Inc. and  Jilin Dongsheng Weiye Science and Technology Co. Inter-company transactions and balances have been eliminated in consolidation and combination.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

CASH AND CONCENTRATIONS OF RISKS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within The PRC and the United States.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, the Company had deposits in excess of federally insured limits total of $188,684 The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $69,884 as of June 30, 2007. The allowance for doubtful accounts amounted to $40,000 as of June 30, 2007.

INVENTORY

Inventory is primarily composed of finished goods. Inventory is valued at the lower of cost or market value using first-in first-out method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Machinery, equipment and automobiles	5-10 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2007, there were no significant impairments of its long-lived assets.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “ Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at June 30, 2007 and 2006, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition.  At June 30, 2007, the Company’s inventory consists of the finished goods only.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Machinery and Equipment	$408,040
Building and Plant	4,278,504
Subtotal	4,686,544
Less: Accumulated Depreciation	(308,382)
Construction in progress	30,012,210
Total property and equipment, net	$34,390,372

Depreciation expense for the years ended June 30, 2007 and 2006 was $170,114 and $90,037, respectively.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 5. LAND USE RIGHT

The Company’s operating subsidiary, Dongsheng Weiye, purchased the right to use land from the local government for the period of 30 years to build a new research facility. The land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 30 years. The amortization expense was $22,743 and $ - 0 – for the years ended June 30, 2007 and 2006, respectively.

NOTE 6. DEPOSIT ON LAND

In June 2005, the Company’s operating subsidiary also signed an agreement with the Land Committee of Jilin City Hi-Tech Zone to purchase the land use right for a planned new manufacturing site.

As of June 30, 2007, the Company has not received the official Certificate of Approval for the land use right from the local government. The total payment of $2,758,802 made on purchase of land use right were recorded as deposit on land and no amortization on land use right will be booked until the official approval is received.

NOTE 7. INCOME TAX PAYABLE

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

The total tax payable of $18,925,542 accrued in the Company’s book as of June 30, 2007 includes $18,884,618 for the Company’s operating subsidiary, Dongsheng Weiye, and $40,924 for the Company. Majority of the tax payable for Dongsheng Weiye is the accrued income tax liability, which is expected to be forgiven.

CHINA DONGSHENG INTERNATIONAL, INC.
(FORMERLY PAPERCLIP SOFTWARE, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 8.   STOCKHOLDERS' EQUITY

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

As of June 30, 2007, there were 31,546,134 shares of Common Stock issued and outstanding and no preferred stock.

NOTE 9.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 10.   SUBSEQUENT EVENTS

Subsequent to the issuance of our report, the Company’ operating subsidiary, Dongsheng, received an tax clearance notice from the Local Tax Bureau in China stating that as of September 23, 2007, all tax liabilities have been cleared and the Company does not owe any outstanding balance relating to income taxes and other tax liabilities. The Company opts to make any adjustment to the previous accrued tax liabilities in the next quarterly filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DONGSHENG INTERNATIONAL, INC.

Date: October 12, 2007	By:	/s/ Aidong Yu
AIDONG YU
President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Aidong Yu AIDONG YU	President, Chief Executive Officer, Chief Financial Officer and Chairman	October 12, 2007

/s/ Huizhu Xie HUIZHU XIE	Director	October 12, 2007

/s/ Dekui Wang DEKUI WANG	Director	October 12, 2007