Form 10QSB
period 2007-09-30
China Dongsheng International, Inc.
filed 2007-11-19
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-QSB
_______________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2007

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

 The number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2007 is 31,546,134.

CHINA DONGSHENG INTERNATIONAL, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CDSG”, “China Dongsheng” or "Company" refer to the consolidated operations of China Dongsheng International, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA DONGSHENG INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

CHINA DONGSHENG INTERNATIONAL, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	F-3

Condensed Consolidated Statements of Income for Three Months Ended September 30, 2007 and 2006 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2007 and 2006 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-11

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2007 Unaudited
Current assets:
Cash and cash equivalents	$462,024
Accounts receivable - net of allowance for doubtful accounts of $40,000	127,589
Inventory	91,471
Prepaid expenses	57,901
Advances to suppliers	398,346
Other receivable	164,868
Total Current Assets	1,302,199

Property and equipment, net of accumulated depreciation of $373,029	41,375,532

Other assets:
Deposit on land	2,802,691
Land use right	2,732,935
Total Other Assets	5,535,626

Total Assets	$48,213,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$724,197
Unearned revenue	440,683
Taxes payable	2,742,495
Accrued expenses and other payables	346,711
Total Current Liabilities	4,254,086

Notes payable - related party	25,000

Total Liabilities	4,279,086

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,546,134 shares
issued and outstanding at September 30, 2007	31,546
Additional paid in capital	1,209,847
Accumulated other comprehensive income	1,366,648
Retained earnings - Appropriated	1,218,086
Retained earnings -Unappropriated	40,108,144
Total Stockholders' Equity	43,934,271

Total Liabilities and Stockholders' Equity	$48,213,357

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 2007 and 2006

	Three-Month Ended

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Sales	$8,384,011	$7,889,229

Cost of Sales	2,951,505	3,245,535

Gross Profit	5,432,506	4,643,694

Operating Expenses
Selling, general and administrative	536,246	77,066

Operating income	4,896,260	4,566,628

Other Income and Expenses
Interest income	2,854	6
Other income	-	76,801
Other expense	(1,310)	(6,575)
Total Other Income	1,544	70,232

Income Before Income Taxes	4,897,804	4,636,860

(Benefit) provision for Income Taxes
Income tax benefit	(19,392,018)	1,526,167
Provision for income taxes	1,646,006	-
Total (benefit) provision for income taxes	(17,746,012)	1,526,167

Net Income	$22,643,816	$3,110,693

Basic and Diluted Income Per Common Share
Basic	$0.72	$0.38

Diluted	$0.72	$0.26

Weighted Average Number Common Shares
Oustanding
Basic	31,546,134	8,196,521

Diluted	31,546,134	11,846,064

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007 and 2006

	2007 (Unaudited)	2006 (Unaudited)
Cash Flows From Operating Activities:
Net income	$22,643,816	$3,110,693
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	78,214	38,441
Income tax benefit	(19,392,018)	-

Changes in operating assets and liabilities:
Accounts receivable	(213,001)	(36,752)
Inventory	(17,083)	(29,961)
Advances to suppliers	222,162	(2,945,341)
Prepaid expenses	(401)	-
Accounts payable	41,974	-
Unearned revenue	(52,983)	1,027
Taxes payable	3,208,971	3,018,827
Accrued expenses and other payables	51,351	(118,439)

Cash provided by operating activities	6,571,003	3,038,495

Cash Flows From Investing Activities:
Purchase of land use right	-	(2,628,294)
Purchase of property and equipment	(587,412)	-
Additions to construction in process	(6,387,615)	(434,122)

Cash used in investing activities	(6,975,027)	(3,062,416)

Cash Flows From Financing Activities:
Payment of notes payable	(63,145)	-

Cash used in financing activities	(63,145)	-

Effect of exchange rate changes on cash and cash equivalents	344,068	51,061

Increase (Decrease) in cash and cash equivalents	(123,102)	27,140

Cash and Cash Equivalents - Beginning of period	585,126	30,801

Cash and Cash Equivalents - Ending of period	$462,024	$57,941

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income Taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, American Sunrise International, Inc., Jilin Dongsheng Weiye Science and Technology Co., Ltd. Inter-company transactions and balances have been eliminated in consolidation and combination.

ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors’ inventory purchases and purchase of construction equipments. The total advances to suppliers were $398,346 as of September 30, 2007.

UNEARNED REVENUE

Unearned revenue represents payments received from customers for goods and services that have not been delivered or performed.

CONCENTRATIONS OF CREDIT RISK

After merging with ASI, the principle operations of the Company are now located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

NOTE 3. INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition.  At September 30, 2007, the Company’s inventory consists of the finished goods only.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Machinery and Equipment	$998,270
Vehicle	3,897
Building and Plant	4,346,569
Subtotal	5,348,736
Less: Accumulated Depreciation	(373,029)
Construction in progress	36,399,825

Total property and equipment, net	$41,375,532

Depreciation expense for the three months ended September 30, 2007 and 2006 was $59,870 and $38,441, respectively.

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

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6. LAND USE RIGHT

The Company’s operating subsidiary, Dongsheng, purchased the right to use land from the local government for the period of 30 years to build a new research facility. The land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 30 years. The amortization expense was $18,344 and $ - 0 – for the three months ended September 30, 2007 and 2006, respectively.

NOTE 7. DEPOSIT ON LAND

In June 2005, the Company’s operating subsidiary also signed an agreement with the Land Committee of Jilin City Hi-Tech Zone to purchase the land use right for a planned new manufacturing site.

As of September 30, 2007, the Company has not received the official Certificate of Approval for the land use right from the local government. The total payment of RMB 21,000,000 made on purchase of land use right was recorded as deposit on land and no amortization on land use right will be booked until the official approval is received. On October 11, 2007, the Company received the official Certificate and the entire amount will be reclassified to Land Use Right in the next quarter.

NOTE 8. TAXES PAYABLE

The Company’s operating subsidiary, Dongsheng, is located in China and governed by the Income Tax Law of China concerning the private-run enterprises, which are normally subject to income tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. Dongsheng has been accruing the income tax payable since the first year it had profits.

In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is eligible for the income tax holiday typically granted to foreign-invested enterprises. The subsidiary applied for the income tax exemption from Chinese tax authority and has received the approval for tax clearance. In the approval notice, it stated that all of the taxes accrued prior to September 23, 2007 in the amount of $19,392,018 have been cleared and forgiven. The amount has been included in the Statements of Income for the three months ended September 30, 2007 as income tax benefit.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8. TAXES PAYABLE (Continued)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies or foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%.

In light of the recent changes in the Corporate Income Tax Law, the local tax authority has called off new approvals on all new applications for the old two-year tax exemption and three-year 50% tax reduction for all new foreign-invested enterprises. Therefore, Dongsheng will still be liable for the income taxes on any net income generated in the third and fourth quarter of 2007 at the current tax rate of 33% until the new rate of 25% applies in 2008.

The total taxes payable of $2,742,495 accrued in the Company’s book as of September 30, 2007 includes $1,623,811 in income taxes for the current period, $1,044,384 in value-added taxes for the Company’s operating subsidiary, Dongsheng, and $74,300 accrued income taxes for the parent company, Paperclip Software, Inc.

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

As of September 30, 2007, there were 31,546,134 shares of Common Stock issued and outstanding and no preferred stock.

NOTE 10.   NOTES PAYABLE – RELATED PARTY

At September 30, 2007, the Company has a balance of $25,00 notes payable to its former Chief Executive Officer, Mr. William Weiss. It represents the deferred compensation payments for his services to the Company prior to the reverse merger.

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

Introduction

PaperClip Software, Inc. (“PCLP”), a Delaware Corporation, was originally incorporated in New Jersey in October 1991 as PaperClip Imaging Software, Inc. and is the successor by merger as of March 1992. PCLP was engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private intranet with interoperability, security and tracking capabilities.

American Sunrise International, Inc., a Delaware Corporation, was incorporated on May 30, 2006. Jilin Dongsheng Weiye Science & Technology Development Co., Ltd. (“DWST”) was incorporated in the People’s Republic of China (the “PRC” or “China”) on August 16, 2002. On July 31, 2006, DWST signed an agreement with ASI, whereby ASI agreed to purchase all of the net assets of DWST for $1,250,000. Due to this change of ownership, DWST became a wholly foreign owned entity. DWST received its business license indicating its status as a wholly foreign owned entity on August 3, 2006.

On November 6, 2006, the Company, ASI, all shareholders of ASI, and DWST entered into a Stock Purchase and Share Exchange Agreement in which the Company acquired all of the issued and outstanding capital stock of ASI. As a result of this "Reverse Merger" transaction, the Company anticipated effecting a spin-off of its software development business. As a result of the spin-off, shareholders of record prior to effectiveness of the Reverse Merger will receive shares in the software development subsidiary. As of September 30, 2007, the Company has not completed the spin-off process, but Paperclip has a registration statement on file with the Securities and Exchange Commission as of November 8, 2007.

When the spin-off transaction is effective, the Company will operate its business solely through DWST, its wholly-owned subsidiary which is engaged in the development and manufacture of nutritional supplements and personal care products domestically in China.

Since the “Reverse-Merger” was completed on November 6, 2006, the results of operations for the three months ended September 30, 2007 includes consolidated financial statement of both DWST and PCLP while the results of operations for September 30, 2006 only reflect the financial statements of DWST

Results of Operations for the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Revenue

The Company generated $8,384,011 in net sales for the three months ended September 30, 2007.
The Company’s Dongsheng subsidiary (“Dongsheng”) accounted for $7,916,401 while the Company’s Paperclip software subsidiary (“Paperclip”) accounted for $467,610.

Dongsheng’s net sales increased by $27,172 or 0.34% as compared to the revenue of $7,889,229 for the three months ended September 30, 2006. Net sales remained relatively unchanged as a result of concentration in the management and development of our 379 retail outlets which exclusively sold our products. This initiative is fully reflected in our lowered cost of goods sold compared to the same quarter last year.

 Cost of Sales

The cost of sales was $2,951,505 for the three months ended September 30, 2007.  Dongsheng accounted for all of the cost of sales during the quarter.  This reflects a $294,030 or 9% decrease compared to the three months ended September 30, 2006. Dongsheng was able to lower its cost of goods sold by directing more sales through its 379 retail outlets which exclusively sells its products. Compared to other retail outlets which must be given additional discounts to carry and sell Dongsheng’s products, Dongsheng is able to maintain lower cost of goods sold and generate higher gross margins through these stores.

Total Operating Expenses

Total operating expenses were $536,246 for the three months ended September 30, 2007. Dongsheng accounted for $201,260 while Paperclip accounted for $334,986. Dongsheng’s total expenses increased by $124,194 or 161.1% as compared $77,066 for the three months ended September 30, 2006. Dongsheng's selling expenses accounted for $53,593 of total expenses while general and administrative expenses totaled $147,667.

This increase in selling and general and administrative expenses is part of the Dongsheng’s plan to strengthen its management and regulation of its retail outlets. By providing more training and education to the distributors, Dongsheng expects to add more value to its brand name with its distributors and their customers.

Net Income

Net income for the three months ended September 30, 2007 was $22,643,816. Dongsheng accounted for $22,543,773 in net income while Paperclip accounted for $100,043 in net income. Dongsheng’s net income increased primarily due to a one time tax benefit of $19,392,018. Dongsheng, received an tax clearance notice from the Local Tax Bureau in China stating that as of September 23, 2007, all tax liabilities have been cleared. Therefore the Company does not owe any outstanding balance relating to income taxes and other tax liabilities. Since this tax clearance notice only forgave taxes accrued prior to September 23, 2007 which did not include income taxes for the third quarter of 2007. Therefore, Dongsheng accrued $1,646,006 in income taxes payable for the three months period ended September 30, 2007. During the same period in 2006, Dongsheng accrued $1,526,167 in taxes payable.

By normalizing net income for the three months ended September 30, 2007 to exclude the one time tax benefit, Dongsheng increased net income by $128,318 or 2.7% to  $4,765,178 from $4,636,860 for the three months ended September 30, 2006. The marginal increase in our net income reflects our increase in expenses related to additional training and education of our distributors. Dongsheng’s net income remained steady despite the increase in expenses related to additional training and education of our distributors.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of $462,024, as compared to $57,941 during the corresponding period last year.

The Company had net cash flows provided by operations of $6,571,003 for the three month period ended September 30, 2007, as compared to net cash provided by operations of $3,038,495 in the corresponding period last year. The change in net cash flows from operations in the current period was mainly from the $222,162 decrease in advances to suppliers as compared to the $2,945,341 increase in advances to suppliers during the corresponding period last year.

Cash flows used in investing activities was $6,975,027 for the three months ended September 30, 2007 compared with a net cash provided used investing activities for the amount of $3,062,416 for the same period ended September 30, 2006. The increase of cash used in investing activity was due to payments made related to new equipment purchases and investments in fixed assets.

The change in net cash flows used in financing activity was $63,145 for the three months ended September 30, 2007 as a result of a payment of note payable compared to nil during the same period in 2006.

We do not foresee any event or uncertainty nor is there any evidence in consumer demand or confidence that would reflect any trend to impact our short-term or long-term liquidity. By selling products through retail outlets and also franchise bases, the Company limits the commitments it must make to suppliers related to the manufacture of its products. In short, the Company only manufactures products based upon fully paid existing orders or orders partially paid with deposits. Using this mechanism, the Company has limited the amount of inventory it keeps on hand. The Company funds its operations internally or through contributions by management as reflected in the additional paid incapital.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA DONGSHENG INTERNATIONAL, INC.

Date: November 19, 2007	By:	/s/ Aidong Yu AIDONG YU
Chief Executive Officer
Chief Financial Officer