Form 10QSB
period 2007-12-31
China Dongsheng International, Inc.
filed 2008-02-19
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended December 31, 2007

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

Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 19, 2008 is 31,546,134 shares of common stock.

CHINA DONGSHENG INTERNATIONAL, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CDSG”, “China Dongsheng” or "Company" refer to the consolidated operations of China Dongsheng International, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION
CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
December 31,
2007
(Unaudited)
Current assets:
Cash and cash equivalents	$817,151
Accounts receivable - net of allowance for doubtful accounts of $40,000	230,435
Inventory	65,418
Prepaid expenses	275
Advances to suppliers	301,712
Other receivable	8,506
Total Current Assets	1,423,497

Property and equipment, net of accumulated depreciation of $653,051	43,158,276

Other assets:
Deposit on ginseng farm	7,328,708
Deposit on land	2,878,842
Land use right, net	2,792,952
Total Other Assets	13,000,502

Total Assets	$57,582,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$730,872
Unearned revenue	770,400
Taxes payable	6,077,033
Accrued expenses and other payables	558,461
Total Current Liabilities	8,136,766

Notes payable - related party	11,210

Total Liabilities	8,147,976

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,546,134 shares
issued and outstanding at December 31, 2007	31,546
Additional paid in capital	1,259,847
Accumulated other comprehensive income	2,490,430
Retained earnings - Appropriated	1,218,086
Retained earnings -Unappropriated	44,434,390
Total Stockholders' Equity	49,434,299

Total Liabilities and Stockholders' Equity	$57,582,275

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
For the six and three months ended December 31, 2007 and 2006

	Six-Month Ended		Three-Month Ended

	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$18,389,721	$18,366,646	$10,005,710	$10,493,470

Cost of Sales	4,448,761	7,640,472	1,497,256	4,402,089

Gross Profit	13,940,960	10,726,174	8,508,454	6,091,381

Operating Expenses
Selling, general and administrative	2,818,527	485,248	2,281,877	403,606

Operating income	11,122,433	10,240,926	6,226,577	5,687,775

Other Income and Expenses
Interest income	5,795	35	2,539	23
Other income (expense)	-	166,142	1,310	89,416
Total Other Income	5,795	166,177	3,849	89,439

Income Before Income Taxes	11,128,228	10,407,103	6,230,426	5,777,214

(Benefit) provision for Income Taxes
Income tax benefit	(19,392,018)	-	-	-
Provision for income taxes	3,550,184	3,434,344	1,904,178	1,910,514
Total (benefit) provision for income taxes	(15,841,834)	3,434,344	1,904,178	1,910,514

Net Income	26,970,062	6,972,759	4,326,248	3,866,700

Other Comprehensive Income:
Foreign currency translation adjustment	1,626,647	323,029	1,123,782	129,648

Comprehensive Income	$28,596,709	$7,295,788	$5,450,030	$3,996,348

Basic and Diluted Income Per Common Share
Basic	$0.85	$0.64	$0.14	$0.36

Diluted	$0.85	$0.43	$0.14	$0.24

Weighted Average Number Common Shares
Oustanding
Basic	31,546,134	10,832,572	31,546,134	10,832,572

Diluted	31,546,134	16,244,587	31,546,134	16,244,587

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended December 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$26,970,062	6,972,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	355,062	84,262
Income Tax Benefit	(19,392,018)	-

Changes in operating assets and liabilities:
Accounts receivable	(98,391)	135,399
Inventory	8,970	34,057
Advances to suppliers	315,202	3,369,714
Prepaid expenses	(275)	-
Accounts payable	48,650	(346,368)
Unearned revenue	276,734	124,036
Taxes payable	6,400,766	6,953,609
Accrued expenses and other payables	238,100	(13,831)

Cash provided by operating activities	15,122,863	17,313,637

Cash Flows From Investing Activities:
Purchase of land use right	-	(1,754,734)
Deposit on ginseng farm	(7,328,709)	-
Purchase of property and equipment	(616,276)	(112,584)
(Additions) reductions to construction in process	(7,131,026)	(15,662,736)

Cash used in investing activities	(15,076,011)	(17,530,054)

Cash Flows From Financing Activities:
Payment of notes payable	(51,935)	(93,819)
Proceeds received upon recapitalization	50,000	-
Cash used in financing activities	(1,935)	(93,819)

Effect of exchange rate changes on cash and cash equivalents	187,107	408,083

Increase in cash and cash equivalents	232,025	97,847

Cash and Cash Equivalents - Beginning of period	585,126	505,869

Cash and Cash Equivalents - Ending of period	$817,151	$603,716

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income Taxes paid	$207,643	$-

Purchase of land use right

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors’ inventory purchases and purchase of construction equipments. The total advances to suppliers were $301,712 as of December 31, 2007.

UNEARNED REVENUE

Unearned revenue represents payments received from customers for goods and services that have not been delivered or preformed.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

NOTE 3. INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition.  At December 31, 2007, the Company’s inventory consists of finished goods and packing materials.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Machinery and Equipment	$1,048,687
Vehicle	4.003
Building and Plant	35,506,771
Subtotal	36,559,461
Less: Accumulated Depreciation	(653,051)
Construction in progress	7,251,866

Total property and equipment, net	$43,158,276

Depreciation expense for the six months ended December 31, 2007 and 2006 was $324,697 and $84,262, respectively.

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

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5. DEPOSIT ON GINSENG FARM

In October 2007, The Company reached an agreement with Mr. Qiang Zhang (the “Seller”), who owns the land use right and operating right of a Ginseng farm in Jiaohe, Jilin Province. Pursuant to the agreement, the Company agrees to pay the Seller a total contract price of RMB 67,160,000 (approximately $8,965,900) to purchase the land use right and operating right of the ginseng farm. The total purchase price includes the estimated cost of RMB 19,780,800 for the right to use the land for the remaining 26 years (the original lease term was for 30 years), as well as the cost of RMB 47,379,200 for the planted ginseng crops on the premise. The harvest cycle for the aforesaid ginseng crops is normally 6-8 years from the planting of the seedlings. The Company does not expect to harvest the crops in another 4-6 years.

Upon signing of the agreement, the Company made advance payments in the total amount of RMB 53,460,000 (approximately US$7,328,709) to the Seller, in order to secure the deal. Both parties expect to close the transactions in the first quarter of 2008.

NOTE 6. LAND USE RIGHT

The Company’s operating subsidiary, Dongsheng, purchased the right to use land from the local government for the period of 30 years to build a new research facility. The land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 30 years. The amortization expense was $30,365 and $ - 0 – for the six months ended December 31, 2007 and 2006, respectively.

NOTE 7. DEPOSIT ON LAND

In June 2005, the Company’s operating subsidiary also signed an agreement with the Land Committee of Jilin City Hi-Tech Zone to purchase the land use right for a planned future manufacturing site. The Company made a deposit on the land purchase in the amount of RMB 21,000,000.

Due to a pending dispute with another Company who also wants to claim the same piece of land, the Company has not yet received the official Certificate of Approval for the land use right from the local government. The deposit made on the purchase of land use right was recorded as deposit on land and no amortization on land use right will be booked until the official approval is received.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is eligible for the income tax holiday typically granted to foreign-invested enterprises. The subsidiary applied for the income tax exemption from Chinese tax authority and has received the approval for tax clearance. In the approval notice, it stated that all of the taxes accrued prior to September 23, 2007 in the amount of $19,392,018 have been cleared and forgiven. The amount has been included in the Statements of Income for the six months ended December 31, 2007 as income tax benefit.

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

The total taxes payable of $6,077,033 accrued in the Company’s book as of December 31, 2007 includes $3,592,123 in income taxes, $2,413,010 in value-added taxes for the Company’s operating subsidiary, Dongsheng, and $71,900 accrued income taxes for the parent company, Paperclip Software, Inc.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

As of December 31, 2007, there were 31,546,134 shares of Common Stock issued and outstanding and no preferred stock.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear in the, “Financial Statements,” of this Quarterly Report. Our unaudited condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2007 (unaudited) and December 31, 2006 (audited) the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six months periods ended December 31, 2007 and 2006.

Introduction

China Dongsheng International, Inc. (formerly, PaperClip Software, Inc.) (OTCBB: CDSG), a Delaware Corporation, was originally incorporated in New Jersey in October 1991 as PaperClip Imaging Software, Inc. and is the successor by merger as of March 1992. Paperclip Software, Inc. was and is engaged in the development and distribution of computer software for document management and transport of electronic document packages across the public Internet or a private intranet with interoperability, security and tracking capabilities.

American Sunrise International, Inc., a Delaware Corporation, (“ASI”) was incorporated on May 30, 2006. Jilin Dongsheng Weiye Science & Technology Development Co., Ltd. (“DWST”) was incorporated in the People’s Republic of China (the “PRC” or “China”) on August 16, 2002. On July 31, 2006, DWST signed an agreement with ASI, whereby ASI agreed to purchase all of the net assets of DWST for $1,250,000. Due to this change of ownership, DWST became a wholly foreign owned entity. DWST received its business license indicating its status as a wholly foreign owned entity on August 3, 2006.

On November 6, 2006, the Company, ASI, all shareholders of ASI, and DWST entered into a Stock Purchase and Share Exchange Agreement in which the Company acquired all of the issued and outstanding capital stock of ASI (the “Reverse Merger”). As a result of this Reverse Merger, the Company anticipated effecting a spin-off of its software development business. As a result of the spin-off, shareholders of record prior to the effectiveness of the Reverse Merger will receive shares in the software development subsidiary. As of December 31, 2007, the Company has not completed the spin-off process.  On November 8, 2007, Paperclip filed a registration statement on Form 10-SB with the Securities and Exchange Commission which was subsequently withdrawn on January 7, 2008.  On January 11, 2007, PaperClip, Inc. filed a Form 10-SB which it expects to be effective within 60 days of filing.  The Company expects the spin-off to be complete by June 30, 2008.

When the spin-off transaction is effective, the Company will operate its business solely through DWST, its wholly-owned subsidiary which is engaged in the development and manufacture of nutritional supplements and personal care products domestically in China.

Results of Operations

	Six-Month Ended		Three-Month Ended

	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$18,389,721	$18,366,646	$10,005,710	$10,493,470

Cost of Sales	4,448,761	7,640,472	1,497,256	4,402,089

Gross Profit	13,940,960	10,726,174	8,508,454	6,091,381

Operating Expenses
Selling, general and administrative	2,818,527	485,248	2,281,877	403,606

Operating income	11,122,433	10,240,926	6,226,577	5,687,775

Other Income and Expenses
Interest income	5,795	35	2,539	23
Other income (expense)	-	166,142	1,310	89,416
Total Other Income	5,795	166,177	3,849	89,439

Income Before Income Taxes	11,128,228	10,407,103	6,230,426	5,777,214

(Benefit) provision for Income Taxes
Income tax benefit	(19,392,018)	-	-	-
Provision for income taxes	3,550,184	3,434,344	1,904,178	1,910,514
Total (benefit) provision for income taxes	(15,841,834)	3,434,344	1,904,178	1,910,514

Net Income	26,970,062	6,972,759	4,326,248	3,866,700

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Sales Revenues. The Company generated $10,005,710 in net sales for the three months ended December 31, 2007. The Company’s Dongsheng subsidiary (“Dongsheng”) accounted for $9,423,919 while the Company’s Paperclip software subsidiary (“Paperclip”) accounted for $581,791.

Dongsheng’s net sales decreased by $1,069,551 or 10%  compared to  revenues of $10,493,470 for the three months ended December  31, 2006. The decrease in sales revenues for the three months ended December 31, 2007 is primarily attributed to our strategy of focusing on our higher margin branded products which are being manufactured in-house and discontinuing the distribution of certain lower margin products from third parties.

We sold 676,462 units of our Chitosan based branded products for the three month ended by December 31, 2007 compared to 231,172 units in the previous period of 2006. The sales of  our branded products increased 159% to $9,405,036 from $5,612,729 in the previous period in 2006.

The increase in our branded  product revenues was offset by our decision to no longer distribute lower margin third party products including ozone purifiers. Accordingly, we discontinued the supply relationship with Harbin Jiujiu Ozone Purifier Co. as we plan to bring the manufacturing in-house.  However, as of December 31, 2007, the new product line was not yet completed.

Cost of Goods Sold. Cost of goods sold was $1,497,256 for the three months ended December 31, 2007. Dongsheng accounted for all the cost of goods sold during the quarter.

Compared to the corresponding period in 2006, cost of goods sold decreased by $2,904,833, or 66% for the three months ended December 31, 2007. The decrease is due in the lowered raw material purchase expenses. Dongsheng began manufacturing its own branded products  and was able to drastically reduce the cost of the raw materials by negotiating more favorable terms with suppliers. This planned shift in production has considerably reduced our cost of goods sold and generated the improved gross margin.

Gross Profit Margin. Gross profit margin increased to 85% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006 of 58%. Dongsheng accounted for all the improvement. . This increase is primarily due to the lower cost of goods sold which results from our in-house manufacturing capabilities as well as the improved revenue mix.

Operating Expenses. Operating expenses were $2,281,877. Dongsheng accounted for $1,690,347 while Paperclip accounted for $591,530 compared to $403,606 for the quarter ended December 31, 2006.

Operating expenses increased by $1,878,271 for the quarter ended December 31, 2007,. This increase in total operating expense is part of  Dongsheng’s plan to strengthen its management and maintain its core sales force. We have supplemented our sales force with fixed salaries in addition to their commissions in an effort to provide additional incentives to the current and future sales force as we focus on our branded products.

               Net Income.  Net income increased 12% to $4,326,248 for the three months ended December 31, 2007 compared to $3,866,700 of the corresponding period in 2006 primarily reflecting our planned transition to in-house manufacturing and our focus on our higher margin branded products.

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Sales Revenues. Sales Revenues of the Company during the six months period ended December 31, 2007 was 18,389,721. Dongsheng accounted for $17,340,320 while Paperclip accounted for $1,049,401.

Compared to the corresponding period in 2006, sales revenues in 2007 increased $23,075, or 0.1%. The Company’s sales revenues remained relatively unchanged as a result of our shift to our higher margined branded products in the second quarter of 2007.

Cost of Goods Sold. Cost of goods sold was $4,448,761 for the six months ended December 31, 2007. Dongsheng accounted for all the cost of goods sold during the quarter.

Compared to the corresponding period in 2006, cost of goods sold decreased by $3,191,711, or 42%for the six months ended December 31, 2007.  The decrease is primarily due to lowered expenses in raw material.

Gross Profit Margin. Gross profit margin increased to 76% for the six months ended December 31, 2007, compared to the six months ended December 31, 2006 of 58%. Dongsheng accounted for all the increase during the quarter. The increase was mainly due to our $3,191,711 lower cost of goods sold compared to the corresponding period in 2006.

Operating Expenses. Operating expenses was $2,818,527. Dongsheng accounted for $1,892,011 while Paperclip accounted for $926,516.

Selling expenses increased by $1,406,763, or 290% for the six months ended December 31. The increase was primarily due to the new compensation program to our sales force and new management enhancements.

Income taxes. The benefit for income taxes increased to $15,841,834 for the six months ended December 31, 2007. Dongsheng accounted for $15,873,965 while Paperclip accounted for a $32,131 provision.

This increase was mainly due to a one time tax benefit of $19,392,018. Dongsheng, received this tax clearance notice from the Local Tax Bureau in China stating that as of September 23, 2007, all tax liabilities have been cleared. The amount has been included in the statements of Income for the six months ended December 31, 2007 as income tax benefit.

On March 16, 2007, the National People's Congress of China approved the Corporate Income Tax Law of the People's Republic of China (the "New CIT Law"), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies or foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%.

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

The total taxes payable of $6,077,033 accrued in the Company's book as of December 31, 2007 includes $3,592,123 in income taxes, $2,413,010 in value-added taxes for the Company's operating subsidiary, Dongsheng, and $71,900 accrued income taxes for the parent company, Paperclip Software, Inc.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the six months ended December 31, 2007, was $15,122,863 as compared with $17,313,637 provided by operating activities for the six months ended December 31, 2006, for a decrease of $2,190,774. This decrease was due primarily to a $3,054,512 decreases in advances to suppliers and $19,392,018 income tax benefit.

Net cash flows used in investing activities for the six months ended December 31, 2007, was ($15,076,011) compared to ($17,530,054) for the six months ended December 31, 2006. The decrease in investing activity was due to substantial increases in the amount spent on construction-in-progress and investment advance during  2007. These increased expenses are part of our strategic plan to become more vertically integrated by producing our own branded products in-house and securing high quality raw materials.

Net cash flows used in financing activities for the six months ended December 31, 2007, was ($1,935) compared to ($93,819) used by financing activities for the six months ended December 31, 2006. The change in net cash flows used in financing activity is a result of a decrease in payment of notes payable and $50,000 in proceeds received upon recapitalization compared with zero  last year.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA DONGSHENG INTERNATIONAL, INC.

February 19, 2008	By:	/s/ Aidong Yu
AIDONG YU
Chief Executive Officer, Chief Financial Officer