Form 10-Q
period 2008-03-31
China Dongsheng International, Inc.
filed 2008-05-15
CIK 946112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 000-26598

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

Yes                       No

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                  ☐                                                      Accelerated filer                         ☐
Non-accelerated filer                    ☐                                                      Smaller reporting company          ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008 was 31,546,134 shares of common stock.

CHINA DONGSHENG INTERNATIONAL, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “CDSG”, “China Dongsheng” or "Company" refer to the consolidated operations of China Dongsheng International, Inc., a Delaware corporation, and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$958,572	$585,126
Accounts receivable - net of allowance for doubtful accounts of $40,000	107,100	69,884
Inventory	6,898,313	74,388
Prepaid expenses	143	57,500
Advances to suppliers	2,424,070	616,914
Other receivable	13,163	4,660
Total Current Assets	10,401,361	1,408,472

Property and equipment, net of accumulated depreciation of $972,495 and $308,382	44,859,930	34,390,372

Other assets:
Deposit on land	2,994,866	2,758,802
Land use right, net	5,684,558	2,706,374
Other assets	-	8,506
Total Other Assets	8,679,424	5,473,682
Total Assets	$63,940,715	$41,272,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$878,901	$682,223
Unearned revenue	731,800	493,666
Taxes payable	8,040,844	18,925,542
Accrued expenses and other payables	591,341	295,361
Total Current Liabilities	10,242,886	20,396,792

Notes payable - related party	395,616	88,145

Total Liabilities	10,638,502	20,484,937

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 31,546,134
shares issued and outstanding at March 31, 2008 and June 30, 2007	31,546	31,546
Additional paid in capital	1,084,546	1,034,546
Accumulated other comprehensive income	4,177,863	863,783
Retained earnings - Appropriated	1,218,086	1,218,086
Retained earnings -Unappropriated	46,790,172	17,639,628
Total Stockholders' Equity	53,302,213	20,787,589

Total Liabilities and Stockholders' Equity	$63,940,715	$41,272,526

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
For the nine and three months ended March 31, 2008 and 2007

	Nine-Month Ended		Three-Month Ended
	March 31	March 31	March 31	March 31
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$22,932,944	$23,280,402	$4,543,223	$4,544,019

Cost of Sales	5,200,332	9,402,668	751,571	1,774,086

Gross Profit	17,732,612	13,877,734	3,791,652	2,769,933

Operating Expenses
Selling, general and administrative	3,656,533	1,330,034	837,993	560,801

Operating income	14,076,079	12,547,700	2,953,659	2,209,132

Other Income and Expenses
Interest income	7,297	3,441	1,501	4,349
Other income (expense)	-	700,522	(13)	34,549
Total Other Income	7,297	703,963	1,488	38,898

Income Before Income Taxes	14,083,376	13,251,663	2,955,147	2,248,030

(Benefit) provision for Income Taxes
Income tax benefit	(19,392,018)	-	-	-
Provision for income taxes	4,324,850	4,248,314	774,665	730,540
Total (benefit) provision for income taxes	(15,067,168)	4,248,314	774,665	730,540

Net Income	29,150,544	9,003,349	2,180,482	1,517,490

Other Comprehensive Income:
Foreign currency translation adjustment	3,314,080	475,358	1,687,433	149,329

Comprehensive Income	$32,464,624	$9,478,707	$3,867,915	$1,666,819

Basic and Diluted Income Per Common Share
Basic	$0.92	$2.04	$0.07	$0.12

Diluted	$0.92	$2.04	$0.07	$0.12

Weighted Average Number Common Shares Outstanding
Basic	31,546,134	4,416,240	31,546,134	12,703,159

Diluted	31,546,134	4,416,240	31,546,134	12,703,159

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended March 31, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$29,150,544	$9,003,349
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	682,574	193,550
Income Tax Benefit	(19,392,018)	-

Changes in operating assets and liabilities:
Accounts receivable	21,444	113,665
Inventory	(6,823,925)	(49,800)
Advances to suppliers	(1,807,156)	3,710,814
Prepaid expenses	(143)	(80,611)
Other receivables	(1,157)	-
Accounts payable	196,679	(211,739)
Unearned revenue	238,134	83,151
Taxes payable	7,521,417	8,464,057
Accrued expenses and other payables	270,980	(192,502)

Cash provided by operating activities	10,057,371	21,033,934

Cash Flows From Investing Activities:
Purchase of land use right	(2,713,749)	(2,714,785)
Deposit on ginseng farm	-	-
Purchase of property and equipment	(7,769,395)	(23,674)
Additions to construction in process	-	(17,994,813)

Cash used in investing activities	(10,483,144)	(20,733,272)

Cash Flows From Financing Activities:
Payment of notes payable	332,470	(104,368)
Proceeds received upon recapitalization	50,000	-

Cash provided by (used in) financing activities	382,470	(104,368)

Effect of exchange rate changes on cash and cash equivalents	416,749	187,455

Increase in cash and cash equivalents	373,446	383,749

Cash and Cash Equivalents - Beginning of period	585,126	184,842

Cash and Cash Equivalents - Ending of period	$958,572	$568,591

Supplemental disclosures of cash flow information:
Interest paid	$-	$50,688
Income Taxes paid	$207,643	$-

The accompanying notes are an integral part of the condensed consolidated statements.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors’ inventory purchases and purchase of construction equipments. The total advances to suppliers were $2,424,070 as of March 31, 2008.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008 The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

NOTE 3. INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a sellable condition.  At March 31, 2008, the Company’s inventory consists followings:

	March 31, 2008	June 30, 2007

Raw Material	$12,275	$-
Ginseng crops	6,766,529	-
Packing materials	20,859	-
Finished good	98,650	74,388
Total	$6,898,313	$74,388

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2008	June 30, 2007
Machinery and Equipment	$1,184,074	$408,040
Vehicle	4,164	-
Building and Plant	44,614,665	4,278,504
Subtotal	45,802,903	4,686,544
Less: Accumulated Depreciation	(972,495)	(308,382)
Construction in progress	29,522	30,012,210

Total property and equipment, net	$44,859,930	$34,390,372

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET (continued)

Depreciation expense for the nine months ended March 31, 2008 and 2007 was $609,904 and $126,304, respectively.

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

NOTE 5. LAND USE RIGHT

The Company’s operating subsidiary, Dongsheng, purchased the right to use land from the local government for the period of 30 years to build a new research facility. The land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 30 years. The amortization expense was $30,365 and $ - 0 – for the nine months ended March 31, 2008 and 2007, respectively.

In January 2008, The Company finalize the purchase agreement with Mr. Qiang Zhang (the “Seller”), who owns the land use right and operating right of a Ginseng farm in Jiaohe, Jilin Province. The Company paid the Seller a total contract price of RMB 67,160,000 (approximately $8,965,900) to purchase the land use right and operating right of the ginseng farm. The total purchase price includes the cost of RMB 19,780,800 for the right to use the land for the remaining 26 years (the original lease term was for 30 years), as well as the cost of RMB 47,379,200 for the planted ginseng crops on the premise. The harvest cycle for the aforesaid ginseng crops is normally 6-8 years from the planting of the seedlings. The Company does not expect to harvest the crops in another 4-6 years.

NOTE 6. DEPOSIT ON LAND

In June 2005, the Company’s operating subsidiary also signed an agreement with the Land Committee of Jilin City Hi-Tech Zone to purchase the land use right for a planned future manufacturing site. The Company made a deposit on the land purchase in the amount of RMB 21,000,000 (approximately $3 million).

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

In 2006, Dongsheng changed its status from the private-run enterprise to foreign-invested enterprise following the acquisition by ASI. In accordance with Chinese laws, the subsidiary is eligible for the income tax holiday typically granted to foreign-invested enterprises. The subsidiary applied for the income tax exemption from Chinese tax authority and has received the approval for tax clearance. In the approval notice, it stated that all of the taxes accrued prior to September 23, 2007 in the amount of $19,392,018 have been cleared and forgiven. The amount has been included in the Statements of Income for the nine months ended March 31, 2008 as income tax benefit.

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

The total taxes payable of $8,040,844 accrued in the Company’s book as of March 31, 2008 includes $3,233,327 in income taxes, $3,160,018 in value-added taxes for the Company’s operating subsidiary Dongsheng, payroll tax payable in $1,549,492, other tax payable$ 10,925, and $84,082 accrued income taxes for the parent company, Paperclip Software, Inc.

CHINA DONGSHENG INTERNATIONAL, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

As of March 31, 2008, there were 31,546,134 shares of Common Stock issued and outstanding and no preferred stock.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear in the, “Financial Statements,” of this Quarterly Report. Our unaudited condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at March 31, 2008 and March 31, 2007, and its unaudited consolidated results of operation for the three and nine months periods ended March 31, 2008 and 2007.

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

Results of Operations
	Nine-Month Ended		Three-Month Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$22,932,944	$23,280,402	$4,543,223	$4,544,019

Cost of Sales	5,200,332	9,402,668	751,571	1,774,086

Gross Profit	17,732,612	13,877,734	3,791,652	2,769,933

Operating Expenses
Selling, general and administrative	3,656,533	1,330,034	837,993	560,801

Operating income	14,076,079	12,547,700	2,953,659	2,209,132

Other Income and Expenses
Interest income	7,297	3,441	1,501	4,349
Other income (expense)	-	700,522	(13)	34,549
Total Other Income	7,297	703,963	1,488	38,898

Income Before Income Taxes	14,083,376	13,251,663	2,955,147	2,248,030

(Benefit) provision for Income Taxes
Income tax benefit	(19,392,018)	-	-	-
Provision for income taxes	4,324,850	4,248,314	774,665	730,540
Total (benefit) provision for income taxes	(15,067,168)	4,248,314	774,665	730,540

Net Income	29,150,544	9,003,349	2,180,482	1,517,490

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Sales Revenues. The Company generated $4,543,223 in net sales for the three months ended March 31, 2008 compared to $4,544,019 for the same period ended march 31, 2007. The Company’s Dongsheng subsidiary (“Dongsheng”) accounted for $4,047,774 while the Company’s Paperclip software subsidiary (“Paperclip”) accounted for $495,449.

Dongsheng’s net sales remain stable with no significant change for the three months ended March 31, 2008, however, the sales volume increased.  In the previous quarter we purchased finished products from outside venders and resold them to wholesalers.  As a result of making the shift of manufacturing our own branded products in house, we are able to reduce the cost of our products and in turn sell them to wholesalers at a lower price.  Therefore despite the net sales revenue remaining stable, the volume of sale actually increased due to the lowered price of our products.  We expect that the lower price of our products will provide added incentive for the wholesalers to promote our products due to higher profit margin for them.

Cost of Goods Sold. Cost of goods sold was $751,571 for the three months ended March 31, 2008. Dongsheng accounted for all the cost of goods sold during the quarter.

Compared to the corresponding period in 2007, cost of goods sold decreased by $1,022,515, or 58% for the three months ended March 31, 2008. The decrease is due in the lowered raw material purchase expenses. Dongsheng began manufacturing its own branded products and was able to drastically reduce the cost of the raw materials by negotiating more favorable terms with suppliers. This planned shift in production has considerably reduced our cost of goods sold and generated the improved gross margin.

Gross Profit Margin. Gross profit margin increased to 83.5% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 of 61%. Dongsheng accounted for all the improvement.  This increase is primarily due to the lower cost of goods sold which resulted from our in house manufacturing capabilities as well as the improved revenue mix.

Operating Expenses. Operating expenses were $837,993 for the quarter ended March 31, 2008. Dongsheng accounted for $380,640 while Paperclip accounted for $457,353 compared to $560,801 for the quarter ended March 31, 2007.

Operating expenses increased by $277,192 for the quarter ended March 31, 2008. This increase is mainly attributable to the increasing depreciation and amortization expenses in the amount of RMB 1.4 Million (approximately $277,192) from the purchase of land use rights and construction of new facilities.

Net Income.  Net income increased 44% to $2,180,482 for the three months ended March 31, 2008 compared to $1,517,490 of the corresponding period in 2007 primarily reflecting our transition to in-house manufacturing and our focus on our higher margin branded products.

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

Sales Revenues. Sales Revenues of the Company during the nine months period ended March 31, 2008 was 22,932,944. Dongsheng accounted for $21,388,094 while Paperclip accounted for $1,544,850.

Compared to the corresponding period in 2007, sales revenues in 2008 decreased $347,458, or 1.5%. The Company’s sales revenues remained relatively unchanged as a result of our shift to our higher margined branded products beginning in the second quarter of 2007.

Cost of Goods Sold. Cost of goods sold was $5,200,332 for the nine months ended March 31, 2008. Dongsheng accounted for all the cost of goods sold during this period.

Compared to the corresponding period in 2007, cost of goods sold decreased by $4,202,336, or 44.7% for the nine months ended March 31, 2008.  The decrease is primarily due to lowered expenses in raw material and the shift from selling products from outside vendor to selling products manufactured in house.

Gross Profit Margin. Gross profit margin increased to 77% for the nine months ended March 31, 2008, compared to 60% for the nine months ended March 31, 2007. Dongsheng accounted for all the increase during this period. The increase was mainly due to a decrease of $4,202,336 of our cost of sale for the corresponding period.

Operating Expenses. Operating expenses was $3,656,533. Dongsheng accounted for $2,272,664 while Paperclip accounted for $1,383,869.

Selling, general and administrative expenses increased by $2,326,499, or 175% for the nine months ended March 31, 2008. The increase was primarily due to bonuses paid to our employees in December 2007 in the total amount of approximately $1,500,000 and depreciation and amortization expenses due to increase of property and equipment.

Income taxes. The benefit for income taxes increased to $15,072,050 for the nine months ended March 31, 2008. Dongsheng accounted for $15,112,256 while Paperclip accounted for a $45,088 provision.

This increase was mainly due to a one time tax benefit of $19,392,018. Dongsheng, received this tax clearance notice from the Local Tax Bureau in China stating that as of September 23, 2007, all tax liabilities have been cleared. The amount has been included in the statements of Income for the nine months ended March 31, 2008 as income tax benefit.

On March 16, 2007, the National People's Congress of China approved the Corporate Income Tax Law of the People's Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to all Companies, including both domestic companies or foreign-invested companies, will be 25%, replacing the current applicable tax rate of 33%.

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

The total taxes payable of $8,404,844 accrued as of March 31, 2008 includes $3,233,327 in income taxes, $3,163,018 in value-added taxes for the Company’s operating subsidiary Dongsheng, individual income tax payable in $1,549,492, other tax payable $10,925, and $84,082 accrued income taxes for the parent company, Paperclip Software, Inc.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the nine months ended March 31, 2008, was $10,057,371 as compared with $21,033,934 provided by operating activities for the nine months ended March 31, 2007, for a decrease of $10,976,563 or 52%. This decrease was primarily due to an increase in inventory by approximately $6.7 Million and advances made to certain vendor’s inventory purchases and purchase of construction equipment in the amount of $2,424,070. This large increase in inventory was because of the purchase of ginseng crop of the same amount.  The ginseng crop is estimated to be ready for harvest and used as raw material for our products in 2012.

Net cash flows used in investing activities for the nine months ended March 31, 2008, was $10,483,144 as compared to $20,733,272 for the nine months ended March 31, 2007 a decrease of 49%. The significant change in investing activity was primarily due to our substantial spending on construction of our manufacturing facilities during the nine months ended March 31, 2007. These investment spendings are part of our strategic plan to become more vertically integrated by producing our own branded products in-house and securing high quality raw materials.

Net cash flows provided by financing activities for the nine months ended March 31, 2008, was $382,470 compared to $104,368 used by financing activities for the nine months ended March 31, 2007. The increase of 466% in net cash flows provided in financing activity is a result of an increase of proceeds from notes payable and $50,000 in proceeds received upon recapitalization compared with zero last year.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
 None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
 None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit No.	Description of Exhibit
10.1*	Letter of Intent
99.1*	Press Release
31.1**	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

*      Incorporated by reference to Form 8-K filed on February 25, 2008.
**           Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA DONGSHENG INTERNATIONAL, INC.

May15, 2008	By:	/s/ Aidong Yu
AIDONG YU
Chief Executive Officer, Chief Financial Officer